Form 10-Q
period 2012-03-31
NiMin Energy Corp.
filed 2012-05-10
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File No. 000-54162

(Exact name of registrant as specified in its charter)

Canada	61-1606563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1160 Eugenia Pl, Suite 100,
Carpinteria, California USA 93013	Tel: (805) 566 2900
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of May 10, 2011.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Consolidated Financial Statements of

NIMIN ENERGY CORP.

As at and for the periods ended March 31, 2012 and 2011

Expressed in US dollars

NiMin Energy Corp.

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Expressed in U.S. dollars)

	2012 (Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$3,078,508	$3,811,028
Trade accounts receivable	2,717,538	3,131,004
Prepaid expenses and well costs	366,227	311,922
Crude oil inventory	80,994	149,553

Total current assets	6,243,267	7,403,507
Debt issuance costs, net	3,232,166	3,497,867
Restricted investments	928,002	784,261
Equipment, net	228,660	287,918
Crude oil and natural gas properties - full cost method
Proved properties, net	78,580,120	78,077,780
Unproved properties	443,907	468,042

Total assets	$89,656,122	$90,519,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,282,757	$3,751,660
Accrued liabilities	983,322	1,253,855
Commodity derivative liability	1,340,116	976,929
Current portion of long-term debt	5,400,000	4,050,000

Total current liabilities	11,006,195	10,032,444
Long-term debt	30,600,000	31,950,000
Asset retirement obligations	1,200,324	1,180,661
Options	562,542	136,773
Warrants	458,960	235,134

Total liabilities	43,828,021	43,535,012

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, unlimited shares authorized, 69,834,396 issued and outstanding as of March 31, 2012 and 69,834,396 as of December 31, 2011	108,758,460	108,758,460
Additional paid in capital	12,561,724	12,177,534
Accumulated deficit	(75,492,083)	(73,951,631)

Total stockholders’ equity	45,828,101	46,984,363

Total liabilities and stockholders’ equity	$89,656,122	$90,519,375

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2012 and 2011

(Expressed in U.S. dollars)

(Unaudited)

	2012	2011
Crude oil and natural gas revenues	$6,148,627	$5,232,273
Expenses:
Operating costs	2,117,531	1,997,239
General and administrative	2,119,964	2,533,684
Depreciation, depletion, amortization, and accretion	897,825	791,033
Loss on crude oil derivative contracts	685,866	2,634,971

	5,821,186	7,956,927

Income (loss) from operations	327,441	(2,724,654)

Interest income	4,932	12,628
Interest expense	(1,385,147)	(1,278,658)
Foreign exchange (loss) gain	(438)	164,888
Change in fair value of options	(266,023)	—
Change in fair value of warrants	(223,826)	(4,569,537)
Other	2,609	(81,880)

	(1,867,893)	(5,752,559)

Loss before income taxes	(1,540,452)	(8,477,213)
Income tax expense	—	—

Net loss and comprehensive loss	(1,540,452)	(8,477,213)

Basic and diluted loss per share	$(0.02)	$(0.13)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Expressed in U.S. dollars)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,540,452)	$(8,477,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	897,825	791,032
Change in fair value of options	266,023	—
Change in fair value of warrants	223,826	4,569,537
Unrealized foreign exchange (gain) loss	—	(164,888)
Stock-based compensation	543,936	696,446
Unrealized (gain) loss on crude oil derivative contracts	344,140	2,541,038
Non-cash interest expense	265,701	168,171
(Increase) decrease in assets:
Trade accounts receivable	413,466	(1,021,204)
Prepaid expenses	(54,305)	72,093
Crude oil inventory	68,559	(11,785)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(696,287)	(1,455,899)

Net cash provided by (used in) operating activities	732,432	(2,292,672)

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,350,463)	(3,969,085)
Purchase of equipment	—	(63,699)
Sale of equipment	29,252	—
Increase in restricted investments	(143,741)	—

Net cash used in investing activities	(1,464,952)	(4,032,784)

Cash flows from financing activities:
Proceeds from issuance of common shares (net of costs)	—	7,605,770

Net cash provided by financing activities	—	7,605,770

Change in cash and cash equivalents during the period	(732,520)	1,280,314
Cash and cash equivalents at beginning of the period	3,811,028	9,490,005
Foreign exchange on cash and cash equivalents	—	164,888

Cash and cash equivalents at end of the period	$3,078,508	$10,935,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,118,886	$1,110,487
Cash paid for income tax expense	$—	$—

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2012

(Expressed in U.S. dollars)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	61,690,977	$93,107,905	$9,861,010	$(70,891,787)	$32,077,128

Exercise of options	29,999	59,411	(21,022)		38,389
Exercise of warrants	5,354,800	8,483,372			8,483,372
Reclassified from warrant liability		4,258,164			4,258,164
Reclassified to options liability			(1,025,463)	169,804	(855,659)
Issuance of common stock	2,758,620	3,166,057	844,488		4,010,545
Stock issuance cost		(316,449)	(87,371)		(403,820)
Stock-based compensation expense			2,605,892		2,605,892
Net loss				(3,229,648)	(3,229,648)

Balance at December 31, 2011	69,834,396	108,758,460	12,177,534	(73,951,631)	46,984,363

Reclassified to options liability			(159,746)		(159,746)
Stock-based compensation expense			543,936		543,936
Net loss				(1,540,452)	(1,540,452)

Balance at March 31, 2012 (Unaudited)	69,834,396	$108,758,460	$12,561,724	$(75,492,083)	$45,828,101

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

1	Description of the Business

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

In late 2011 the Company initiated a review of strategic alternatives to address the financial obligations necessary to fund the continued growth of the Company. To facilitate the review, the Company retained the services of a financial advisor and over a five month period reviewed alternatives available to the Company, including merger transactions, sale of assets, winding up and dissolutions and distributions of capital to the Shareholders. With the assistance of NiMin’s legal, tax and financial advisors, the Company analyzed the liquidation and dissolution process and evaluated the difference in net proceeds from a sale of assets versus a corporate sale or some combination of the two. At the conclusion of the process, the Company determined that the sale of all of the Company’s assets and an orderly liquidation and dissolution of Legacy and subsequent winding up of the Company was the best alternative for generating maximum value for shareholders of the Company.

On April 24, 2012 the Company signed a definitive Purchase and Sale Agreement for the sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating LP for total cash consideration of approximately $98 million (the “Wyoming PSA”) and on April 26, 2012 the Company signed a definitive Purchase and Sale Agreement for the sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately $27 million (the “California PSA”).

The sale of all or substantially all of the assets of the Company, including the Wyoming Assets and the California Assets (the “Sale of Assets”) and the liquidation and dissolution of the Company (“Winding Up”) was approved in substance by the board on April 11, 2012. Pursuant to corporate law, both of those items are subject to the approval by the shareholders of the Company. The Company is currently preparing a management information circular/proxy statement to hold an annual and special meeting of shareholders to seek approval for the Sale of Assets and Winding Up. The Company has currently set the meeting date for the shareholders meeting to be June 26, 2012.

The Winding Up contemplates the voluntary liquidation and dissolution of the Company pursuant to the Business Corporations Act (Alberta) and the distribution to shareholders of the net cash available after the orderly discharge of all outstanding liabilities, including all outstanding debt and obligations of Legacy.

The Wyoming PSA and the California PSA contains customary closing conditions, some of which are outside the control of the Company, including receipt of shareholders’ approval and the Purchasers performing their obligations under the respective purchase and sale agreements. There can be no assurance that these conditions will be met or satisfied to the extent required. In the event that the shareholders do not approve the Sale of Assets, the Company will be required to pay BreitBurn Operating LP a $5 million termination fee. Additionally, pursuant to the California PSA, $3 million will be held in escrow for a period of 6 months from the close of the California PSA.

2	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 10-K. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited interim consolidated financial statements of the Company are presented in U.S. dollars as substantially all of the Company’s operations are located in the United States.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

3	Equipment

	March 31, 2012	December 31, 2011
Equipment	$605,721	$688,456
Accumulated depreciation	(377,062)	(400,538)

Net book value	$228,660	$287,918

4	Crude Oil and Natural Gas Properties

	March 31, 2012	December 31, 2011
Proved properties	$135,464,281	$134,113,786
Less: accumulated depletion of oil and gas properties	(14,698,361)	(13,850,206)
Less: accumulated impairments	(42,185,800)	(42,185,800)

Proved properties, net	$78,580,120	$78,077,780

Unproved properties, not being depleted	$443,907	$468,042

As of March 31, 2012, crude oil and natural gas properties includes $443,907 (December 31, 2011 - $468,042) relating to unproved properties which have been excluded from the depletion calculation. At March 31, 2012, future development costs related to the development of proved reserves of $117.39 million (December 31, 2011 - $118.54 million) are included in the depletion calculation. For the three months ended March 31, 2012, the Company’s depletion rate was $12.35 per barrel of oil equivalent (“boe”) (2011 - $11.01 per boe).

The following is a summary of the Company’s crude oil and natural gas properties not subject to amortization as of March 31, 2012:

		Costs Incurred In
	Total	2012	2011	2010	Prior to 2010
Acquisitions	$20,000	—	$—	—	$20,000
Exploration	176,777	—	—	50,624	126,153
Development	247,130	(24,134)	(8,944)	177,012	103,197

Total	$443,907	(24,134)	$(8,944)	227,636	$249,350

In the periods ended March 31, 2012, and December 31, 2011, there was no impairment write down required to the carrying amount of the crude oil and natural gas properties.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

Divestiture of Louisiana Assets

On December 1, 2011, the Company completed the divestiture of its non-operated and non-core interests in producing crude oil and natural gas properties located in the southern onshore region of Louisiana for a total cash consideration of $1 million.

5	Senior Loan

On June 30, 2010, the Company entered into a senior secured loan (the “Senior Loan”) in the amount of $36 million from a U.S. based institutional private lender (the “Lender”). The Company borrowed $36 million subject to an original issuer discount of 7.5%, a commitment fee of 1%, a placement fee of 1% and a transaction fee of 3%. Debt issuance costs of $4.9 million were incurred and are being amortized to net income under the effective interest method.

The Senior Loan has a 12.5% fixed interest rate and a term of five years. Interest is payable quarterly beginning September 30, 2010. Principal is payable quarterly beginning June 29, 2012, in the following annual amounts:

2012	$4,050,000
2013	5,400,000
2014	6,750,000
2015	19,800,000

$36,000,000

At March 31, 2012, the fair value of the Senior Loan is $35.29 million. Fair value is based on level two inputs under the fair value hierarchy based on market interest rates and yield curves.

The Senior Loan is secured by all of the Company’s assets. The loan may be repaid after June 30, 2013, without a pre-payment penalty or make whole provision. The current terms of the Senior Loan include that if the Senior Loan is to be repaid prior to June 30, 2012, the Company will be required to pay a “make whole provision” of approximately $10 million compensating the lender for all unpaid interest. Pursuant to the Wyoming Purchase and Sale Agreement, the Company intends to close on or before June 29, 2012. From July 1, 2012 to June 30, 2013, a 2% prepayment premium will be assessed on any outstanding principal being repaid in excess of the scheduled repayments noted above. If the Sale of Assets occurs prior to June 30, 2012, the Company is currently required to pay the “make whole provision” described above compensating the Lender for all unpaid interest. The Company is currently negotiating with the Lender and expects that the “make whole provision” payment requirement would be waived if a prepayment were to occur prior to June 30, 2012 as a result of closing of the Sale of Assets. There can be no assurance that such waiver will be obtained.

For the period ended March 31, 2012, the Company was in compliance with all covenants. The Senior Loan has a material adverse change clause relating to financial stability and for which the Lender can ultimately demand immediate repayment in the event of default.

6	Asset Retirement Obligations

The Company’s asset retirement obligations are based on net ownership in wells and facilities and management’s estimate of the timing and expected future costs associated with site reclamation, facilities dismantlement and the plugging and abandonment of wells.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

The following table provides a reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of property and equipment:

	Period ended March 31, 2012	Year ended December 31, 2011
Balance, beginning of year	$1,180,661	$1,309,789
Liabilites incurred	—	313,684
Change in estimate (i)	—	(422,813)
Reduction to liabilities	—	(105,737)
Accretion expense	19,663	85,738

Balance, end of year	$1,200,324	$1,180,661

(i)	The Company adjusted the remaining life of its California oil and gas properties in calculating its asset retirement obligation from approximately 9 years to 25 years to better reflect estimated useful lives of the properties.

The present value of the asset retirement obligation is determined using an annual credit adjusted discount rate of 7.3% per annum. The Company estimates the total future amount of cash flows inflated at 2% annually required to settle its asset retirement obligations is approximately $6.81 million which is expected will be incurred between 2013 and 2037.

7	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin is authorized to issue an unlimited number of Common Shares. As of March 31, 2012, and December 31, 2011, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin is also authorized to issue an unlimited number of Preferred Shares issuable in series. As of March 31, 2012, no Preferred Shares have been issued.

b.	Issued

In September 2011, the Company completed a brokered private placement (the “Private Placement”) of 2,758,620 units (“U.S. Units”) of the Company at a purchase price of CDN$1.45 per U.S. Unit for gross proceeds of CDN$3,999,999 or USD $4,010,545, net of CDN $267,224 or USD $267,928 of agents fees. Each U.S. Unit consists of one common share and one-half of one common share purchase warrant (“U.S. Warrant”). Each U.S. Warrant is exercisable at a price of $1.60 on or before September 1, 2014.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

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

The following table sets forth a reconciliation of the stock option activity for the period ended March 31, 2012, and December 31, 2011:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2010	7,355,000	1.25

Options exercised (i)	(29,999)	1.25
Options forfeited	(105,000)	1.64
Options issued	2,000,000	1.44

Stock options outstanding at December 31, 2011 (ii)	9,220,001	1.24

Options exercised (i)	—
Options forfeited	(60,000)	1.61
Options issued	—

Stock options outstanding at March 31, 2012 (ii) (iii)	9,160,001	1.27

(i)	The intrinsic value of the exercised options during 2011 was CDN $33,299.
(ii)	The 1.50 million stock options relating to former employees were modified upon transition to a consulting role in 2011 to allow for continued vesting. The resulting $310,309 was recognized as incremental stock-based compensation expense during the year ended December 31, 2011. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the applicable 1 million vested options are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.
(iii)	The 1.20 million stock options relating to a former employee were modified upon transition to a consulting role in 2012 to allow for continued vesting. The resulting $104,483 was recognized as incremental stock-based compensation expense during the three months ended March 31, 2012. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the applicable 1.20 million vested options are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

At March 31, 2012, stock options to purchase Common Shares were exercisable as follows:

	Number of Options Outstanding	Exerciseable	Weighted Average Exercise Price (CDN$)	Average Contractual Life (Years)
	9,160,001	5,766,659	1.19	6.78
Intrinsic Value (CDN$)	34,000	11,333

All options granted during the year had an estimated fair value determined using the Black-Scholes Model using the following weighted average assumptions:

Grant Date	Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Option
2009	6 years	3.04%	61.81%	—	$0.69
2010	5 years	1.74%	86.38%	—	$0.70
2011	3 years	1.38%	87.26%	—	$0.66

Expected lives of options are based on the simple average of the average vesting period and the life of the award, or the simplified method, because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. Options granted have a term of five to ten years.

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

Total compensation expense is amortized over the vesting period of the options. Compensation expense of $543,936 has been recognized during the three months ended March 31, 2012, $696,446 during the three months ended March 31, 2011, based on the estimated fair value of the options on the grant date in accordance with the fair value method of accounting for stock-based compensation.

As of March 31, 2012, total unrecognized compensation cost related to unvested stock options was $1.51 million. This amount is expected to be recognized as stock-based compensation expense in the statements of operations over the remaining weighted average vesting period of 1 year.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2010	4,933,333	1.25
Vested	(2,744,990)	1.22
Granted	2,000,000	0.66
Forfeited	(105,000)	0.95

Balance December 31, 2011	4,083,343	0.99

Vested	(630,001)	0.95
Granted	—	—
Forfeited	(60,000)	0.94

Balance March 31, 2012	3,393,342	1.00

When stock options are exercised, the Company issues common shares from the pool of authorized shares.

d.	Warrants

Each warrant is exercisable by the holder thereof to acquire one Common Share at any time before the expiration date, after which time the warrants expire and become null and void.

Each whole U.S. Warrant issued in connection with the Private Placement is exercisable for a period of 36 months from September 1, 2011, at an exercise price of USD $1.60.

The following table sets forth a reconciliation of the warrant activity for the periods ended March 31, 2012, and December 31, 2011:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2010	12,349,341	—	1.58

Warrants exercised	(5,354,800)	—	1.55
Warrants expired	(6,087,951)	—	1.55
Warrants issued (i)	1,379,310	844,488	1.65

Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants issued	—	—	—

Warrants outstanding at March 31, 2012	2,285,900	844,488	1.75

(i)	The exercise price of the U.S. Warrants is USD$1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at December 31, 2011.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

The fair value of warrants outstanding is calculated using the Black-Scholes Model using the following weighted average assumptions:

	Weighted Average Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Warrant
2012	3.60	0.83%	86.99%	—	$0.62
2011	3.70	0.55%	87.31%	—	$0.52

At March 31, 2012, the fair value of the warrant liability was $458,960, with a charge of $223,826 recognized in current period earnings during the year three months ended March 31, 2012. A charge of $4.57 million was recognized in earnings during the three months ended March 31, 2011.

Expected life of warrants is the period of time over which the warrants are expected to remain outstanding and is based on the contractual terms. Warrants have a term of two to ten years.

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

The following table summarizes NiMin’s warrants exercisable at March 31, 2012:

Expiration Date	Number of Warrants	Exercise Price per share (CDN$)
March 10, 2016	581,590	1.72
October 15, 2017	325,000	2.48
September 1, 2014 (i)	1,379,310	1.60

	2,285,900	1.75

(i)	The exercise price of the U.S. Warrants is USD $1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at March 31, 2012.

e.	Per Share Amounts

Basic earnings (loss) per share are computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are calculated using the treasury stock method to determine the dilutive effect of the stock options. The treasury stock method assumes that the proceeds received from the exercise of “in the money” stock options and warrants are used to repurchase commons shares at the average market price during the period. The weighted average number of shares assumed to be outstanding was as follows:

	Three months ended March 31,
	2012	2011
Net Loss	$(1,540,452)	$(8,477,213)
Basic and diluted shares outstanding (i)	69,834,396	64,633,877
Loss per basic and diluted share	$(0.02)	$(0.13)

(i)	For the three months ended March 31, 2012, 9,160,001 stock options and warrants were excluded from the diluted loss per share calculation. For the three months ended March 31, 2011, 8,120,001 stock options and warrants were excluded from the diluted loss per share calculation. Potential common shares from the exercise of stock options and warrants were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the Company’s net loss for the three months ended March 31, 2012 and 2011.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

8	Income Taxes

At March 31, 2012, the Company had estimated non-capital losses of approximately $100.67 million (December 31, 2011 - $96.48 million) available to reduce future taxable income that expire between 2026 and 2030. The benefit of these losses has not been recognized in these financial statements as a full valuation allowance has been taken.

9	Commitments

The Company entered into operating lease arrangements for office space for the headquarters in Carpinteria, California and for a field office in Cody, Wyoming in February 2010. The future minimum lease payments by calendar year are as follows:

Year	Total
2012	$88,333
2013	27,630
2014	9,600
2015	800

$126,363

The Company’s Senior Loan has a 12.5% fixed interest rate payable quarterly with a term of five years (see Note 5). The future interest payments by calendar year are as follows:

Year	Total
2012	$3,253,893
2013	3,739,007
2014	3,021,473
2015	1,171,233

$11,185,606

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

10	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, restricted investments, warrants, short-term debt, and accounts payable and accrued liabilities. For all periods presented, the fair value of financial instruments approximated their carrying values due to their near term maturity, except for long-term debt where the fair value was determined using quoted borrowing rates and therefore was considered level 2 (see Note 5), the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2, and warrants and options where the fair value was calculated using the Black-Scholes Model and therefore was considered level 3 (see Note 7).

b.	Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s receivables from joint venture partners and from crude oil and natural gas marketers.

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents are held by two financial institutions, one in the U.S. and the other in Canada. As of March 31, 2012, and December 31, 2011, the accounts receivable balances are substantially all from the sale of oil and gas. All receivables are current and therefore, no provision was determined to be required.

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

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

During the three months ended March 31, 2012, 100% of the Company’s production was sold to two customers, Plains Marketing LP and Marathon Oil Company. However, the Company does not believe that the loss of a purchaser would materially affect the Company’s business because there are numerous purchasers in the area in which the Company sells its production. For the three months ended March 31, 2012 and 2011, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company.

	For the three months ended March 31,
	2012	2011
Plains Marketing LP	33.10%	21.79%
Marathon Oil Company	66.90%	66.48%

c.	Liquidity Risk

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

The following are the contractual maturities of financial liabilities and associated interest payments as of March 31, 2012:

Financial Liability	< 1 Year	1-2 Years	2-5 Years	Thereafter
Accounts payable	$3,282,757	$—	$—	$—
Accrued liabilites	983,322	—	—	—
Commodity derivative liability	1,340,116	—	—	—
Senior loan - principal	5,400,000	12,600,000	18,000,000	—
Interest payable on long-term debt	4,238,654	6,385,993	560,959	—
Options (i)	236,816	325,726	—	—
Warrants (ii)	—	—	458,960	—

Total	$15,481,665	$19,311,719	$19,019,919	$—

(i)	Based upon the expiration date of the underlying options
(ii)	Based upon the expiration date of the underlying warrants

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

March 31, 2012 and 2011

d.	Derivatives

Commodity price risk is the risk that the future cash flows will fluctuate as a result of changes in commodity prices. Commodity prices for crude oil and natural gas are impacted by world economic events that dictate the levels of supply and demand.

In January of 2010, the Company entered into a derivative financial contract for 7,500 Bbls of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil production per month at a fixed rate of $85.10 per barrel until December 2012.

In December 2010, the Company entered into a derivative financial contract for 125 Bbls of oil per day for 2011 and 250 Bbls of oil per day for 2012 at a fixed rate of $90.40 per barrel.

In November 2011, the Company entered into a derivative financial contract for 100 Bbls of oil per day for 2012 at a fixed price of $96.75 per barrel.

At March 31, 2012, the Company recognized $1.34 million as a derivative liability on crude oil derivative contracts. At December 31, 2011, the Company recognized $976,929 as a derivative liability on crude oil derivative contracts.

For the three months ended March 31, 2012, the Company’s change in derivative contracts included a realized loss of $341,726 and an unrealized loss of $344,140. For the three months ended March 31, 2011, the Company’s change in derivative contracts included a realized loss of $245,793 and an unrealized loss of $2.54 million.

The derivative is recorded at fair value on the consolidated balance sheet. At March 31, 2012, the fair value is calculated based on the future NYMEX WTI prices of crude oil at March 31, 2012, for the remaining 12 months of the contract at credit adjusted present value. Fair value is based on level 2 inputs under the fair value hierarchy. As of March 31, 2012, if oil prices had been higher by $1.00 per Bbl with all other variables held constant, the net change in the fair value of the commodity derivative liability would have been higher by approximately $99,350.

11	Restricted Investments

At March 31, 2012, the Company holds $928,002 of restricted investments, held in bonds for the right to operate in the states of California and Wyoming.

12	Subsequent Events

The Company entered into definitive Purchase and Sale Agreements for the sale of its oil and gas assets in California and Wyoming (see Note 1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K as amended from time to time, (“Annual Report”) and filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2012, our interim consolidated financial statements for the periods ended March 31, 2012 and 2011, and our historical consolidated financial statements and the accompanying notes included elsewhere in the Annual Report.

In this MD&A, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”).

FORWARD LOOKING STATEMENT

This MD&A may include certain statements that may be deemed to be “forward-looking statements” within the meaning of applicable securities laws, which may include, but which are not limited to, statements with respect to: royalty payments; oil and natural gas production; operating costs; general and administrative expenses; future income tax; future exploration and development activities and capital expenditure program; future drilling; planned growth and development; contractual obligations; new projects; forecasted production; future plans; objectives and results; the timing and completion of the sale of the Company’s oil and gas properties in Wyoming and California and the liquidation of the Company; information under the heading “Operations Review” including the Company’s 2012 Capital Expenditure Budget; sufficient cash flows available from operations; the ability to meet the Company’s liabilities and commitments. Forward-looking statements involve numerous risks and uncertainties. Estimates and forward-looking statements are based on assumptions of future events and actual results may vary from these estimates. The actual results could differ materially from those anticipated in these forward-looking statements as a result of the following risk factors and as set forth elsewhere in this MD&A: (i) volatility in market prices for oil and natural gas; (ii) risks inherent in oil and natural gas operations; (iii) failure to obtain the approval of Shareholders in favor of the Sale of Assets (as defined herein); (iv) uncertainties associated with estimating oil and natural gas reserves; (v) competition for, among other things, capital, acquisitions of reserves, undeveloped lands; (vi) incorrect assessments of the value of acquisitions; (vii) geological, technical, drilling and processing problems; (viii) stock market volatility; (ix) failure to realize the anticipated benefits of acquisitions; (x) negotiations with the Lender (as defined herein) with respect to the Senior Loan (as defined herein); (xi) other factors discussed under the heading “Risks and Uncertainties”; and (xii) the factors discussed under “Risk Factors” in our Annual Report. These factors should not be construed as exhaustive. The forward-looking statements contained in this MD&A are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements or in any other documents filed with Canadian securities regulatory authorities whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. The forward-looking statements are expressly qualified by this cautionary statement.

BOE Presentation

Barrels of oil equivalent (“boe”) may be misleading, particularly if used in isolation. A boe conversion ratio of six thousand cubic feet of natural gas (“mcf”): one barrel of oil (“bbl”) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Overview

NiMin Energy Corp. (“NiMin”, “we” or the “Company”) is an oil and gas company engaged in the acquisition, development and production of oil and gas properties in the United States. We have operated as an exploration and production company since late 2006 and have principal operations in the Bighorn Basin, Wyoming and the San Joaquin Basin, California.

On April 24, 2012, the Company signed a definitive Purchase and Sale Agreement for the sale of its oil and gas assets in Wyoming’s Big Horn Basin to BreitBurn Operating L.P. for a total cash consideration of approximately $98 million (see “ Liquidity and Capital Resources”).

On April 26, 2012, the Company signed a definitive Purchase and Sale Agreement for the sale of its oil and gas assets in California’s San Joaquin Basin to Southern San Joaquin Production, LLC for a total cash consideration of approximately $27 million (see “ Liquidity and Capital Resources”).

Oil and Gas Sales Report

Average daily production sold by region (1)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Louisiana (2)
Oil - Bbl/d	—	61
Gas - Mcf/d	—	596
Total Louisiana (boe/d)	—	160
California
Oil - Bbl/d	253	164
Gas - Mcf/d	—	—
Total California (boe/d)	253	164

Wyoming (3)
Oil - Bbl/d	682	658
Gas - Mcf/d	—	—
Total Wyoming (boe/d)	682	658
Total Oil (Bbl/d)	935	883
Total Gas (Mcf)	—	596
Total (boe/d)	935	982

Notes:

(1)	These numbers are net to NiMin’s working interest for the relevant properties.
(2)	The Louisiana properties were sold on December 1, 2011 (see “Liquidity and Capital Resources”).

Crude oil and natural gas sales

For the three months ended March 31, 2012, we recorded gross revenues of $7.68 million, as compared to $6.63 million for the three months ended March 31, 2011. Oil sales as a percentage of total revenue during the three months ended March 31, 2012, as compared to the same period in 2011 increased from 97% to 100%. Oil volumes increased by 7% to 935 barrels of oil per day (“Bopd”) and the price received increased by 12% to $90.33 during the three months ended March 31, 2012, as compared to the same period in 2011. All of the Company’s natural gas sales are derived from its Louisiana properties. Effective December 1, 2011, the Company sold all of its interest in Louisiana (see “ Liquidity and Capital Resources”) and no natural gas sales were recorded for the three months ended March 31, 2012. The increase in gross revenues for the three month ended March 31, 2012, as compared to the same period during 2011, is mainly due to higher average prices and successful drilling and work-overs in California and Wyoming.

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

For the three months ended March 31, 2012, the change in derivative contracts included a realized loss of $341,726 and an unrealized loss of $344,140. For the three months ended March 31, 2011, the change in derivative contracts included a realized loss of $245,793 and an unrealized loss of $2.54 million.

Royalties

California

We pay a crude oil production fee (“Production Fee”) consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declines at a rate of 5.5% each year. For the three months ended March 31, 2012, the Production Fee rate was 506.40 barrels of oil per month. For the three months ended March 31, 2011, the Production Fee was 535.90 barrels of oil per month. During the same period, we also paid an overriding royalty applicable after the Production Fee which for the three months ended March 31, 2012, averaged 22.8% and 22.20% for the same period in 2011.

For the three months ended March 31, 2012, we recorded royalties in California in the amount of $712,777 as compared to $386,849 for the same period in 2011. The increase in royalties for the year ended December 31, 2011 is mainly due to higher oil production volumes and realized commodity prices.

For the year ended December 31, 2010, we recorded royalties in California in the amount of $1.68 million as compared to $1.29 million for the same period in 2009. The increase in royalties for the year ended December 31, 2010 is mainly due to higher realized commodity prices.

Louisiana

Royalties on our Louisiana production varied by property. Effective December 1, 2011, the Company sold all of its interest in Louisiana (see “ Liquidity and Capital Resources”) and no royalties were recorded for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recorded $232,184 in royalties representing an average rate of 28.47%.

Wyoming

For the three months ended March 31, 2012, we recorded $823,539 in royalties in Wyoming representing an average rate of 16.02%, as compared to $776,055 or 17.55% for the same period in 2011. The increase in royalties is mainly due to higher realized commodity prices.

Operating Costs

	Three months ended March 31, 2012	Three months ended March 31, 2011
	($)	($)
Operating costs	2,117,531	1,997,239
Average operating costs per boe	24.89	22.60

For the three month ended March 31, 2012, we incurred operating costs in the amount of $2.12 million, as compared to $2 million for the same period in 2011. During the three months ended March 31, 2012, we incurred increased operating costs as compared to the same period in 2011 mainly due to: (i) higher severance taxes paid in 2012 resulting from a 16% increase in oil and gas revenues for the three month ended March 31, 2012, (ii) temporary production equipment rentals and contract labor expense.

Operating costs included severance taxes paid in Louisiana and Wyoming. There is no severance tax in the state of California. Severance taxes in Louisiana consist of 12.5% on gross oil sales and $0.164 per Mcf of gas sales. For the three months ended March 31, 2012, we recorded $536,146 in severance taxes, as compared to $497,397 for the same period in 2011. The increase in severance taxes is mainly due to higher production volumes and commodity prices.

General and Administrative Expenses (“G&A”)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	($)	($)
G&A expense before stock-based compensation	1,576,028	1,837,238
Average per boe	18.52	20.79
Stock-based compensation (“SBC”)	543,936	696,446
Average per boe	6.39	7.88

G&A	2,119,964	2,533,684

Average per boe	24.92	28.67

For the three month ended March 31, 2012, we recorded G&A expense, excluding SBC of $1.58 million, as compared to $1.84 million for the same period in 2011. This decrease during the three months ended March 31, 2012, is due to lower personnel expense, as compared to the same period in 2011.

We use the grant date fair-value-based method of accounting for SBC and recognizes compensation cost using the straight-line method over the requisite service period for the entire award for stock options.

For the three months ended March 31, 2012, we recorded SBC in the amount of $543,936, as compared to $696,446 for the same period in 2011. The decrease in SBC for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is due to forfeiture of options during 2011.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	($)	($)
DD&A expense	897,825	791,033
Average per boe	10.55	8.95

We follow the full-cost method of accounting and all costs included in proved properties and all future development costs along with our total proved reserves determine the period’s depletion cost.

For the three months ended March 31, 2012, we recorded DD&A in the amount of $897,825, as compared to $791,033 for the same period in 2011. The increase in the DD&A rate per boe for the three months ended March 31, 2012, is due to an increase in our future development cost ($117.39 million in 2012, as compared to $83.52 million in 2011).

Change in Fair Value of Warrants and Options

The exercise price of certain warrants is denominated in Canadian dollars which is not the functional currency of the Company. As a result, these warrants are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value recognized in earnings.

During the three months ended March 31, 2012, none of the issued warrants were exercised. At March 31, 2012, the fair value of the warrant liability was $458,960, with a charge of $223,826 recognized in earnings during the three months ended March 31, 2012. During the three months ended March 31, 2011, 4,846,100 warrants were exercised. At March 31, 2011 the fair value of the outstanding warrants was $6.13 million, with a charge of $4.57 million recognized in earnings during the three months ended March 31, 2011. The fair value of the warrants is calculated using the Black-Scholes Merton Model (“Black-Scholes Model”).

We continue to classify the remaining balance of warrants issued prior to September 4, 2009, as additional paid in capital warrants where the issue date fair value of the original equity classified warrant is greater than the fair value of the liability of the underlying warrant at the balance sheet date.

The exercise price of 2.70 million stock options relating to former employees that transitioned to a consulting role is denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar). As a result, the applicable 2.20 million vested options are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

At March 31, 2012, the fair value of the options liability was $562,542 with a charge of $266,023 recognized in earnings during the three months ended March 31, 2012. The fair value of the options is calculated using the Black-Scholes Model.

Interest Income and Expense

For the three months ended March 31, 2012, we recorded interest expense of $1.39 million ($265,701 non-cash) related to the Senior Loan (as define herein, see “Liquidity and Capital Resources”), as compared to $1.28 million ($168,171 non-cash) for the same period in 2011 related to the Senior Loan. The amortization of debt issuance cost related to the Senior Loan is included in interest expense.

For the three months ended March 31, 2012, we recorded interest income in the amount of $4,932 as compared to $12,628 for the same period in 2011. Lower interest income for the three months ended March 31, 2012 and 2011 is due to a reduction in average interest bearing cash balances and lower interest rates.

Income Tax

At March 31, 2012, we had estimated non capital losses of approximately $100.67 million available to reduce future taxable income. The benefit of these losses has not been recognized as a full valuation allowance has been taken. As a result of available deductions and our planned capital expenditures for 2012, we do not expect to pay income taxes in 2012. At December 31, 2011, we had estimated non capital losses of approximately $96.48 million available to reduce future taxable income.

Foreign Currency Exchange

Our foreign exchange expense is derived from our cash balances denominated in Canadian dollars. For the three months ended March 31, 2012, we recorded a foreign exchange loss of $438. For the three months ended March 31, 2011, we recorded a foreign exchange gain of $164,888.

Operation’s Review

The following tables provide information regarding our capital expenditures incurred during the periods presented:

Capital Expenditures

	2012 Amended Capital Expenditures Budget ($000s)	Incurred through March 31, 2012 ($000s)
Property Costs
- California	—	19
- Wyoming	—	24

Total Property Costs	—	43
Drilling/Workovers
- Louisiana
- California	—	54
- Wyoming	216	787

Total Drilling/Workovers	216	841

Facilities
- Louisiana
- California	—	63
- Wyoming	255	403

Total Facilities	255	466

Total Capital Budget	471	1,350

On April 24, 2012 and April 26, 2012, the Company signed definitive Purchase and Sale Agreements for the sale of its oil and gas assets in Wyoming and California. As a result, the 2012 Capital Expenditures Budget was amended.

Through March 31, 2012, the Company incurred $1.35 million of capital expenditures. Of that amount, $787 thousand was invested in Wyoming to complete two wells which were drilled in the 4th quarter of 2011. In addition $403 thousand was invested in the Wyoming properties to finish facility expansion at the Willow Draw field and to finalize construction of water flood facilities at Ferguson Ranch.

All remaining capital program expenditures are discretionary and are restricted by the Senior Loan including compliance with any covenants or receiving waivers therefrom (see “Liquidity and Capital Resources”). We review all capital expenditure programs on a regular basis and adjust spending based on factors such as changes in commodity prices, drilling and production results, and availability of funding.

Liquidity and Capital Resources

Sale of Assets and Liquidation Plan

In late 2011 the Company initiated a review of strategic alternatives to address the financial obligations necessary to fund the continued growth of the Company. To facilitate the review, the Company retained the services of a financial advisor and over a five month period reviewed alternatives available to the Company, including merger transactions, sale of assets, winding up and dissolutions and distributions of capital to the Shareholders. With the assistance of NiMin’s legal, tax and financial advisors, the Company analyzed the liquidation and dissolution process and evaluated the difference in net proceeds from a sale of assets versus a corporate sale or some combination of the two. At the conclusion of the process, the Company determined that the sale of all of the Company’s assets and an orderly liquidation and dissolution of Legacy and subsequent winding up of the Company was the best alternative for generating maximum value for shareholders of the Company.

On April 24, 2012 the Company signed a definitive Purchase and Sale Agreement for the sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating LP for total cash consideration of approximately $98 million (the “Wyoming PSA”) and on April 26, 2012 the Company signed a definitive Purchase and Sale Agreement for the sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately $27 million (the “California PSA”).

The sale of all or substantially all of the assets of the Company, including the Wyoming Assets and the California Assets (the “Sale of Assets”) and the liquidation and dissolution of the Company (“Winding Up”) was approved in substance by the board on April 11, 2012. Pursuant to corporate law, both of those items are subject to the approval by the shareholders of the Company. The Company is currently preparing a management information circular/proxy statement to hold an annual and special meeting of shareholders to seek approval for the Sale of Assets and Winding Up. The Company has currently set the meeting date for the shareholders meeting to be June 26, 2012.

The Winding Up contemplates the voluntary liquidation and dissolution of the Company pursuant to the Business Corporations Act (Alberta) and the distribution to shareholders of the net cash available after the orderly discharge of all outstanding liabilities, including all outstanding debt and obligations of Legacy.

The Wyoming PSA and the California PSA contains customary closing conditions, some of which are outside the control of the Company, including receipt of shareholders’ approval and the Purchasers performing their obligations under the respective purchase and sale agreements. There can be no assurance that these conditions will be met or satisfied to the extent required. In the event that the shareholders do not approve the Sale of Assets, the Company will be required to pay BreitBurn Operating LP a $5 million termination fee. Additionally, pursuant to the California PSA, $3 million will be held in escrow for a period of 6 months from the close of the California PSA.

The Senior Loan is secured by all of the Company’s assets. The loan may be repaid after June 30, 2013, without a pre-payment penalty or make whole provision. The current terms of the Senior Loan include that if the Senior Loan is to be repaid prior to June 30, 2012, the Company will be required to pay a “make whole provision” of approximately $10 million compensating the lender for all unpaid interest. Pursuant to the Wyoming Purchase and Sale Agreement, the Company intends to close on or before June 29, 2012. From July 1, 2012 to June 30, 2013, a 2% prepayment premium will be assessed on any outstanding principal being repaid in excess of the scheduled repayments noted above. If the Sale of Assets occurs prior to June 30, 2012, the Company is currently required to pay the “make whole provision” described above compensating the Lender for all unpaid interest. The Company is currently negotiating with the Lender and expects that the “make whole provision” payment requirement would be waived if a prepayment were to occur prior to June 30, 2012 as a result of closing of the Sale of Assets. There can be no assurance that such waiver will be obtained.

The following table summarizes our cash flows for the periods presented.

	Three month ended March 31, 2012	Three month ended March 31, 2011
	($)	($)
Cash flows (used in) provided by operating activities	732,432	(2,292,672)
Cash flows (used in) investing activities	(1,464,952)	(4,032,784)
Cash flows provided by financing activities	—	7,605,770

Increase (decrease) in cash and cash equivalents	(732,520)	1,280,314
Cash and cash equivalents at beginning of year	3,811,028	9,490,005
Foreign exchange on cash and cash equivalents	—	164,888

Cash and cash equivalents at end of year	3,078,508	10,935,207

During the three months ended March 31, 2012, our cash balance decreased by $732,520, primarily due to $1.46 million invested in oil and natural gas properties and equipment.

During the three months ended March 31, 2011, the Company’s cash balance increased by $1.28 million, primarily due to $7.61 million from the exercise of the warrants which was offset by $2.29 million used in operating activities. During the three months ended March 31, 2011, the Company invested $4.03 million in oil and natural gas properties and equipment.

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

On June 30, 2010, we entered into a credit agreement (“Senior Loan”) with CLG Corp., an administrative agent, and Beal Bank Nevada as lender (the “Lender”) in the amount of $36 million. We borrowed $36 million from the Lender subject to an original issue discount of 7.5%, a commitment fee of 1%, a placement fee of 1% and a transaction fee of 3%. At our request and subject to approval by the Lender, the Senior Loan availability may be increased by $39 million, up to $75 million, to provide additional development capital.

The Senior Loan has a 12.5% fixed interest rate and a term of five years. Interest is payable quarterly beginning September 30, 2010. Principal is payable quarterly beginning June 29, 2012 in the following annual amounts:

Senior Loan Principal Repayments

2012	$4,050,000
2013	5,400,000
2014	6,750,000
2015	19,800,000

$36,000,000

The Senior Loan is secured by all of our assets. The loan may be repaid after June 30, 2013 without a pre-payment penalty or make whole provision. Prior to June 30, 2012, in the event of prepayment, we will be required to pay a make whole provision compensating the Lender for all unpaid interest. From July 1, 2012 to June 30, 2013, a 2% prepayment premium will be assessed on any outstanding principal being repaid in excess of the scheduled repayments noted above. Upon the closing of the Sale of Assets, we will be required to pay the principal of the Senior Loan together with the applicable prepayment premium and any unpaid interest.

We are required to meet certain financial based covenants under the terms of this facility including: (i) total capital expenditures were limited to an amount no greater than $12 million from the date of the loan until December 31, 2010; (ii) total capital expenditures are limited to an amount no greater than $25 million for the year ended December 31, 2011; (iii) total capital expenditures are limited to an amount no greater than $25 million for the year ended December 31, 2012. The facility has a material adverse change clause relating to financial stability and for which the lender can ultimately demand immediate repayment in the event of default. At March 31, 2012, we were in compliance with all financial based covenants.

Research and development, patents and licenses, etc.

In December, 2010, the U.S. Patent and Trademark Office issued a patent to NiMin for its CMD process for enhanced oil recovery. Our patent covers the process of the injection of oxygen and water as foam to create carbon dioxide (“CO2”) and steam in the reservoir through wet combustion. The CO2 and steam increase reservoir pressure and significantly reduce oil viscosity making the oil substantially more mobile allowing it to flow rapidly into production wells. The CMD process is currently being used on the Santa Margarita Formation at the Pleito Creek Field.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2012 and 2011 except for the office lease obligations noted below.

Tabular disclosure of contractual obligations

Contractual Obligations as of March 31, 2012

	Total ($)	Less than 1 year ($)	1-3 years ($)	4 -5 years ($)	More than 5 years ($)
Accounts payable and accrued liabilities	4,266,079	4,266,079	—	—	—
Commodity derivative liability	1,340,116	1,340,116	—	—	—
Office lease obligations	126,363	108,763	17,600	—	—
Interest payable on long-term debt	11,185,606	4,238,654	6,385,993	560,959	—
Senior loan (principal)	36,000,000	5,400,000	12,600,000	18,000,000	—

Total contractual obligations	52,918,164	15,353,611	19,003,593	18,560,959	—

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our Annual Report. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices. Commodity prices for crude oil and natural gas are impacted by world economic events that dictate the levels of supply and demand. During the year ended December 31, 2011, we entered into swap contracts to minimize the variability in cash flows due to price movements in crude oil (See Item 2 – “MD&A – Crude Oil and Derivative Contracts”).

At March 31, 2012, we recognized $1.34 million as a derivative liability on crude oil derivative contracts. As of March 31, 2012, if oil prices had been higher by $1.00 per Bbl with all other variables held constant, the net change in the fair value of the commodity derivative liability would have been higher by approximately $99,350.

The objective of the use of derivative financial instruments is to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage its exposure to commodity price risk. While the use of these derivative instruments limits the downside risk of adverse price movements, these instruments may also limit our ability to benefit from Favorable price movements. We may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of our existing position.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation regarding the effectiveness of the design and operation of the Company’s disclosure control and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this quarterly Report on Form 10-Q.

Based on the evaluation, management concluded that as of March 31, 2012, the Company’s disclosure controls and procedures continue to not be effective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the year ended December 31, 2011, as amended from time to time, and filed with the SEC on March 14, 2012.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. Removed and reserved

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbenes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbenes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbenes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMIN ENERGY CORP.

(Registrant)

Dated: May 10, 2012	By:	/s/ Clarence Cottman III
Clarence Cottman III Chief Executive Officer

By:	/s/ Jonathan S. Wimbish
Jonathan S. Wimbish Chief Financial Officer