Form 10-Q
period 2012-06-30
NiMin Energy Corp.
filed 2012-08-09
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File No. 000-54162

(Exact name of registrant as specified in its charter)

Canada	61-1606563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1160 Eugenia Pl, Suite 100,
Carpinteria, California USA 93013	Tel: (805) 566 2900
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of August 9, 2012.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Consolidated Financial Statements of

NIMIN ENERGY CORP.

As at and for the periods ended June 30, 2012 and 2011

Expressed in US dollars

NiMin Energy Corp.

Consolidated Statement of Net Assets as of June 30, 2012 (Liquidation Basis)

Consolidated Balance Sheet as of December 31, 2011 (Going Concern Basis)

(Expressed in U.S. dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,950,992	$3,811,028
Trade accounts receivable	2,082,405	3,131,004
Receivable from asset acquirers	3,065,359
Restricted investments	3,928,002
Prepaid expenses and well costs		311,922
Crude oil inventory		149,553

Total current assets	91,026,758	7,403,507
Debt issuance costs, net		3,497,867
Restricted investments		784,261
Equipment, net		287,918
Crude oil and natural gas properties - full cost method
Proved properties, net		78,077,780
Unproved properties		468,042

Total assets	$91,026,758	$90,519,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,610,706	$3,751,660
Accrued liabilities	723,503	1,253,855
Accrued professional fees related to liquidation	3,964,723
Accrued payroll related to liquidation	3,009,757
Other costs related to liquidation	562,943
Income tax liability	2,478,263
Asset retirement obligations	762,328
Commodity derivative liability		976,929
Current portion of long-term debt		4,050,000

Total current liabilities	13,112,223	10,032,444
Long-term debt		31,950,000
Asset retirement obligations		1,180,661
Options		136,773
Warrants		235,134

Total liabilities	$13,112,223	$43,535,012

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, unlimited shares authorized, 69,834,396 issued and outstanding as of June 30, 2012 and 69,834,396 as of December 31, 2011		108,758,460
Additional paid in capital		12,177,534
Accumulated deficit		(73,951,631)

Total stockholders’ equity		46,984,363

Total liabilities and stockholders’ equity	$	$90,519,375

Net assets in liquidation (Note 2)	$77,914,535

Net assets in liquidation per outstanding share	$1.12

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Crude oil and natural gas revenues	$4,836,963	$5,704,103	$10,985,590	$10,936,376
Expenses:
Operating costs	2,140,088	2,907,296	4,257,619	4,904,535
General and administrative	3,923,296	1,576,382	6,043,260	4,110,066
Liquidation related expenses	7,537,423		7,537,423
Depreciation, depletion, amortization, and accretion	799,536	778,955	1,697,361	1,569,988
Loss / (Gain) on crude oil derivative contracts	(875,373)	(1,501,662)	(189,507)	1,133,309

	13,524,970	3,760,971	19,346,156	11,717,898

Income (loss) from operations	(8,688,007)	1,943,132	(8,360,566)	(781,522)

Interest income	5,741	14,542	10,673	27,170
Interest expense	(5,058,031)	(1,352,032)	(6,443,178)	(2,630,690)
Foreign exchange (loss) gain		(299)	(438)	164,589
Change in fair value of options	562,542	63,176	296,519	63,176
Change in fair value of warrants	458,960	3,175,483	235,134	(1,394,054)
Other	(25,427)	(13,178)	(22,818)	(95,058)
Other Reclamation Costs	(659,115)		(659,115)
Gain on sale of oil & gas properties and equipment	46,280,232		46,280,232

	41,564,902	1,887,692	39,697,009	(3,864,867)

Income (loss) before taxes	32,876,895	3,830,824	31,336,443	(4,646,389)
Income tax expense	2,478,263		2,478,263

Net Income (loss) and comprehensive income (loss)	30,398,632	3,830,824	28,858,180	(4,646,389)

Basic and diluted income (loss) per share	$0.44	$0.06	$0.41	$(0.07)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Cash Flows (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Cash flows from operating activities:
Net Income (loss)		$28,858,180		$(4,646,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion		1,697,361		1,569,988
Change in fair value of options		(296,519)		(63,176)
Change in fair value of warrants		(235,134)		1,394,054
Unrealized foreign exchange (gain) loss				(164,589)
Gain on sale of oil & gas properties		(46,377,296)
Stock-based compensation		2,289,567		1,334,068
Unrealized (gain) loss on crude oil derivative contracts				356,446
Write down of fixed assets		82,731
Loss on sale of non-oil & gas properties		97,064
Non-cash interest expense		3,497,867		398,424
(Increase) decrease in assets:
Trade accounts receivable		1,061,589		(1,345,021)
Prepaid expenses		311,922		173,706
Crude oil inventory		149,553		53,069
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities		7,850,251		1,060,203
Asset retirement obligation		659,114

Net cash provided by (used in) operating activities		(353,751)		120,783

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties		(1,579,255)		(11,213,640)
Sale of oil & gas properties		119,245,819
Purchase of equipment				(63,699)
Increase in restricted investments		(3,143,741)

Net cash provided by (used in) investing activities		114,522,823		(11,277,339)

Cash flows from financing activities:
Repayment of long-term debt		(36,000,000)
Repurchase of options		(29,108)
Proceeds from issuance of common shares (net of costs)				7,736,015

Net cash provided by (used in) financing activities		(36,029,108)		7,736,015

Change in cash and cash equivalents during the period		78,139,964		(3,420,541)
Cash and cash equivalents at beginning of the period		3,811,028		9,490,005
Foreign exchange on cash and cash equivalents				164,589

Cash and cash equivalents at end of the period		$81,950,992		$6,234,053

Supplemental disclosure of cash flow information:
Cash paid for interest		$2,945,444		$2,231,507
Cash paid for income tax expense	$		$

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Stockholders’ Equity (Going Concern Basis)

Six months ended June 30, 2012

(Expressed in U.S. dollars)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	61,690,977	$93,107,905	$9,861,010	$(70,891,787)	$32,077,128

Exercise of options	29,999	59,411	(21,022)		38,389
Exercise of warrants	5,354,800	8,483,372			8,483,372
Reclassified from warrant liability		4,258,164			4,258,164
Reclassified to options liability			(1,025,463)	169,804	(855,659)
Issuance of common stock	2,758,620	3,166,057	844,488		4,010,545
Stock issuance cost		(316,449)	(87,371)		(403,820)
Stock-based compensation expense			2,605,892		2,605,892
Net loss				(3,229,648)	(3,229,648)

Balance at December 31, 2011	69,834,396	108,758,460	12,177,534	(73,951,631)	46,984,363

Options repurchased		(29,108)			(29,108)
Exercise of warrants
Reclassified from warrant liability
Reclassified to options liability			(188,466)		(188,466)
Issuance of common stock
Stock issuance cost
Stock-based compensation expense			2,289,567		2,289,567
Net Income				28,858,180	28,858,180

Balance at June 30, 2012 (Unaudited)	69,834,396	$108,729,352	$14,278,635	$(45,093,451)	$77,914,535

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

1	Description of the Business

NiMin Energy Corp. (the “Company” or “NiMin”) was incorporated under the name NiMin Capital Corp. under the Business Corporations Act (Alberta) on May 31, 2007. The Company changed its name to NiMin Energy Corp. on September 3, 2009, and consolidated its shares on the basis of one new post-consolidation share (“Common Share”) for each three existing common shares.

The principal business of the Company is conducted through its wholly owned subsidiary, Legacy Energy, Inc. (“Legacy”), a Delaware corporation that was engaged in the exploration, development, and production of crude oil and natural gas properties in the states of California and Wyoming, until the sale, of its assets.

The annual and special meeting (the “Special Meeting”) of holders (“Shareholders”) of common shares of the Company (“Common Shares”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, shareholders were asked to consider and vote on, among other things, special resolutions approving: (i) the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy pursuant to purchase and sale agreements with respect to its Wyoming based assets and California based assets.

At the Special Meeting, the shareholders were also asked to consider and vote on the voluntary winding up and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up “)and the distribution to shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy,) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the common shares of the Company.

Both the Sale of Assets and the Winding Up were approved by the shareholders at the Special Meeting. Legacy is a wholly owned subsidiary of NiMin and therefore, in order for the Company to complete the Winding Up, the appropriate corporate steps must also occur for the dissolution and liquidation of Legacy. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming oil and gas assets and the California oil and gas assets all as more particularly described below.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the Sale of the Wyoming Assets and California Assets as described further below, the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in one or more distribution installments.

On June 28, 2012, Legacy completed its previously announced sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (NASDAQ: BBEP), for total cash consideration of approximately US$93 million, being the original purchase price of approximately US$98 million less approximately US$5 million adjusted to account for preliminary purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately US$26 million, being the original purchase price of approximately US$27 million, less approximately US$1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, US$3 million of the US$26 million purchase price paid on closing has been deposited with an escrow agent through December 31, 2012 in connection with various indemnities contained therein.

2	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The consolidated balance sheet at December 31, 2011, was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

financial statements of interim periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 10-K. Operating results for any interim period, are not necessarily indicative of the results that may be expected for the full year.

As a result of the shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of June 30, 2012.

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues during the quarter are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012, have been adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

The conversion to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets at net realizable value as of June 30, 2012, the date of adoption of the liquidation basis of accounting:

As of June 30, 2012
Adjust assets and liabilities to net realizable value:
Write down of fixed assets (i)	$82,731
Write off of other assets	$152,070

Total	$234,801

(i)	Assets relating to the CMD technology were written down to the net realizable value of zero within general and administrative expenses.

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

As of June 30, 2012
Lease obligation	$62,943
Professional fees	3,964,723
Payroll related costs	3,009,757
Other	500,000

Total	$7,537,423

The Company will continue to incur operating costs and receive income on its cash investments from June 30, 2012 through the liquidation of the Company (the “Liquidation Period”). On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

The Winding Up and the dissolution and liquidation of Legacy continue to be assessed and the exact amount and timing of any initial and subsequent distributions to shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company have completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the balance sheet and the estimated $1.12 net assets in liquidation per outstanding share include management estimates made as of June 30, 2012 and do not necessarily reflect the final dollars that may be available to the Company for distribution to shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves. The amounts to be reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, estimated contingent costs of the Winding Up and the dissolution and liquidation of Legacy.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

These unaudited interim consolidated financial statements of the Company are presented in U.S dollars.

3	Restricted Investments

Restricted Investments at June 30, 2012 relate primarily to approximately $928,002 held in bonds for the right to operate in the states of California and Wyoming. Additionally, pursuant to the terms of the purchase and sale agreement for the California Assets, US$3 million of the US$26 million purchase price paid on closing has been deposited in escrow and is required to be held by the escrow agent through December 31, 2012 until various indemnities contained in the purchase and sale agreement have been fulfilled. The funds held by the escrow agent are invested in a money market account.

4	Senior Loan

On June 30, 2010, the Company entered into a senior secured loan (the “Senior Loan”) in the amount of $36 million from a U.S. based institutional private lender (the “Lender”). The Company borrowed $36 million subject to an original issuer discount of 7.5%, a commitment fee of 1%, a placement fee of 1% and a transaction fee of 3%. Debt issuance costs of $4.9 million were incurred and were being amortized to net income under the effective interest method. The Senior Loan had a 12.5% fixed interest rate and a term of five years. Interest was payable quarterly beginning September 30, 2010.

As part of the Winding Up of the Company, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied in addition to the accrued interest of $1,118,853 and principal of $36,000,000. The remaining unamortized debt issuance cost of $3.23 million as of June 28, 2012, related to the Senior Loan, was written off and is included in current period interest expense.

5	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin is authorized to issue an unlimited number of Common Shares. As of June 30, 2012, and December 31, 2011, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin is also authorized to issue an unlimited number of Preferred Shares issuable in series. As of June 30, 2012, no Preferred Shares have been issued.

b.	Stock Option Plan

The Company established a stock option plan as approved by the shareholders whereby options to purchase Common Shares may be granted to the Company’s directors, officers, employees and consultants. The exercise prices of stock options are denominated in Canadian dollars. The number of Common Shares issuable under the Company’s stock option plan cannot exceed 15% of the issued and outstanding common shares of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the option has a maximum life of ten years. The vesting period is determined by the Board of Directors at the time of grant. Options issued by the Company generally vest one-third on the first, second, and third anniversary of the date of grant. Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

The following table sets forth a reconciliation of the stock option activity for the period ended June 30, 2012, and December 31, 2011:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2010	7,355,000	1.25

Options exercised (i)	(29,999)	1.25
Options forfeited	(105,000)	1.64
Options issued	2,000,000	1.44

Stock options outstanding at December 31, 2011 (ii)	9,220,001	1.24

Options exercised
Options forfeited	(60,000)	1.61
Options repurchased	(600,000)	1.00
Options issued

Stock options outstanding at June 30, 2012 (ii)	8,560,001	$1.29

(i)	The intrinsic value of the exercised options during 2011 was CDN $33,299.
(ii)	The 2.70 million stock options relating to former employees were modified upon transition to a consulting role in 2011 and first quarter of 2012 to allow for continued vesting. The resulting $310,309 and $104,483 was recognized as incremental stock-based compensation expense during the year ended December 31, 2011 and the six months ended June 30, 2012, respectively. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the vested options are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

Following the approval of the Winding Up of the Company, the respective option liabilities described above were fair valued to zero with $296,519 recorded as a credit to the change in the fair value of options.

At June 30, 2012, stock options to purchase Common Shares were exercisable as follows:

Number of Options Outstanding	Exerciseable	Weighted Average Exercise Price (CDN$)	Average Contractual Life (Years)
8,560,001	8,560,001	$1.29	6.58

(i)	The average contractual life represents the original remaining contractual life as of June 30, 2012. Subsequent to quarter end, all outstanding options were cancelled as discussed in Note 8.

During the current quarter, due to the Winding Up of the Company, the Company valued the outstanding stock options based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of June 30, 2012. As the stock options have an exercise price greater than the expected cash distribution to shareholders, the value of the stock options was determined to approximate zero.

As of June 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plan.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2010	4,933,333	1.25

Vested	(2,744,990)	1.22
Granted	2,000,000	0.66
Forfeited	(105,000)	0.95

Balance December 31, 2011	4,083,343	0.99

Vested	(4,023,343)	0.99
Granted	—	—
Forfeited	(60,000)	0.94

Balance June 30, 2012	—

When stock options are exercised, the Company issues common shares from the pool of authorized shares.

c.	Warrants

Each warrant is exercisable by the holder thereof to acquire one Common Share at any time before the expiration date, after which time the warrants expire and become null and void.

Each whole U.S. Warrant issued in connection with the Private Placement is exercisable for a period of 36 months from September 1, 2011, at an exercise price of USD $1.60. The U.S. Warrants were subject to a hold period of four months plus one day from the date of issue.

The following table sets forth a reconciliation of the warrant activity for the periods ended June 30, 2012, and December 31, 2011:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2010	12,349,341	—	1.58

Warrants exercised	(5,354,800)	—	1.55
Warrants expired	(6,087,951)	—	1.55
Warrants issued (i)	1,379,310	844,488	1.65

Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants issued	—	—	—

Warrants outstanding at June 30, 2012	2,285,900	844,488	$1.79

(i)	The weighted average exercise price of the U.S. Warrants is USD$1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at December 31, 2011.

During second quarter of 2012, pursuant to the Winding Up of the Company, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of June 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

The following table summarizes NiMin’s warrants exercisable at June 30, 2012:

Expiration Date	Number of Warrants	Exercise Price per share (CDN$)
March 10, 2016	581,590	1.72
October 15, 2017	325,000	2.48
September 1, 2014 (i)	1,379,310	1.60

	2,285,900	$1.79

(i)	The weighted average exercise price of the U.S. Warrants is USD $1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at September 30, 2011.

d.	Per Share Amounts

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$30,398,632	$3,830,824	$28,858,180	$(4,646,389)
Basic and diluted shares outstanding (i)	69,834,396	66,737,876	69,834,396	65,685,876
Income (loss) per basic and diluted share	$0.44	$0.06	$0.41	$(0.07)

(i)	For the three and six months ended June 30, 2012, 10.8 million stock options and warrants were excluded from the diluted loss per share calculation. For the three and six months ended June 30, 2011, 8,120,001 stock options and warrants were excluded from the diluted loss per share calculation. Potential common shares from the exercise of stock options and warrants were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the options and warrants being out of the money for the three and six months ended June 30, 2012, and the Company’s net loss for the six months ended June 30, 2011.

6	Income Taxes

At June 30, 2012, the Company had estimated an income tax liability of $2,478,263 relating to taxable gains resulting from the sale of its oil and gas properties in the current period. The difference between the federal tax statutory rate of 35% and the effective tax rate of 7.9% is due to the current tax liability being offset by deferred tax assets of $23,634,056 related to the net operating loss carryforwards that were previously subject to full valuation allowance.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

7	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, restricted investments, warrants, short-term debt, and accounts payable and accrued liabilities. For all periods presented, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of June 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants are determined to approximate zero.

b.	Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s receivables from joint venture partners and from crude oil and natural gas marketers.

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents are held by two financial institutions, one in the U.S. and the other in Canada. As of June 30, 2012, and December 31, 2011, the accounts receivable balances are primarily all from the sale of oil and gas and post-close adjustments from the sale of its oil and gas properties. All receivables are current and therefore, no provision was determined to be required.

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

Some of our customers may be experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business or financial position. Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities.

During the three and six months ended June 30, 2012, 100% of the Company’s production was sold to two customers, Plains Marketing LP and Marathon Oil Company. However, the Company does not believe that the loss of a purchaser would materially affect the Company’s business because there are numerous purchasers in the area in which the Company sells its production. For the three and six months ended June 30, 2012 and 2011, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

June 30, 2012 and 2011

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Plains Marketing LP	$1,503,418	$728,983	$3,334,125	$1,726,249
Marathon Oil Company	$3,333,545	$2,614,860	$7,651,465	$6,133,684

c.	Derivatives

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

For the three months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $875,373. For the three months ended June 30, 2011, the Company’s change in derivative contracts included a realized loss of $531,070 and an unrealized gain of $2.03 million.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507. For the six months ended June 30, 2011, the Company’s change in derivative contracts included a realized loss of $776,863 and an unrealized loss of $356,446.

During the current quarter, the Company terminated and settled all derivative contracts as of May 17, 2012, and at June 30, 2012, carried no liability.

8	Subsequent Events

Pursuant to Section 3.5 of the Company’s stock option plan, the Company completed the sale of all or substantially all of the Company’s assets and, as such, terminated all unexercised options under the plan in July of 2012. This event had no impact to the Company’s consolidated statement of net assets.

As a result of the approval of the Winding Up of the Company, management terminated 2,188,970 unexercised warrants outstanding at June 30, 2012. This event had no impact to the Company’s consolidated statement of net assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K as amended from time to time, (“Annual Report”) and filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2012, our interim consolidated financial statements for the periods ended June 30, 2012 and 2011, and our historical consolidated financial statements and the accompanying notes included elsewhere in the Annual Report.

In this MD&A, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”).

FORWARD LOOKING STATEMENT

This MD&A may include certain statements and information that may be deemed to be “forward -looking statements” within the meaning of applicable securities laws, which may include, but which are not limited to, statements with respect to the objectives, financial conditions, results of operations and business of the Company. The use of any of the words “expect” , “anticipate”, “ continue”, “should”, “will” “believe” “plan” “intend” “ongoing” “estimate” “may” “project” or similar expressions are intended to identify forward-looking statements. These statements may also be in respect of operating costs, general and administrative expenses, applicable and future tax liabilities, contractual obligations, the proposed distributions to shareholders, the dissolution and liquidation of both Legacy or the Company, future plans, objectives and results. Forward-looking statements involve numerous risks and uncertainties. Estimates and forward-looking statements are based on assumptions of future events and actual results may vary from these estimates. The actual results could differ materially from those anticipated in these forward-looking statements as a result of the following risk factors and as set forth elsewhere in this MD&A: (i) timing and risks associated with the disposition of the remaining final assets and finalization and payment of remaining liabilities; (ii) timing and risks associated with the finalization of outstanding statement of adjustments for the sale of the assets completed in June 2012; (iii) timing and risks associated with the final steps in dissolution and wind up of Legacy and NiMin; (iv) timing and risks associated with the initial and other distributions of cash to the shareholders of NiMin; (v) other factors discussed under the heading “risks and uncertainties” and (vi) the factors discussed under “risk factors” in our Annual Report. These factors should not be construed as exhaustive. The forward-looking statements contained in this MD&A are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements contained herein or in any other documents filed with Canadian or U.S. securities authorities whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. Readers are cautioned that expectations, estimates, projections and assumptions used in the preparation of such forward-looking statements, although considered reasonable at the time of preparation, may prove to be imprecise and, as such, undue reliance should not be placed on forward-looking statements. The forward -looking statements are expressly qualified by this cautionary statement.

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

The annual and special meeting (the “Special Meeting”) of holders (“Shareholders”) of common shares of the Company (“Common Shares”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy pursuant to purchase and sale agreements with respect to its Wyoming based assets and California based assets.

At the Special Meeting, the shareholders were also asked to consider and vote on the voluntary winding up and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up “) and the distribution to shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy,) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the common shares of the Company.

Both the Sale of Assets and the Winding Up were approved by the shareholders at the Special Meeting. Legacy is a wholly owned subsidiary of NiMin and therefore, in order for the Company to complete the Winding Up, the appropriate corporate steps must also occur for the dissolution and liquidation of Legacy. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming oil and gas assets and the California oil and gas assets all as more particularly described below.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the Sale of the Wyoming Assets and California Assets as described further below, the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in one or more distribution installments.

On June 28, 2012, Legacy completed its previously announced sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (NASDAQ: BBEP), for total cash consideration of approximately US$93 million, being the original purchase price of approximately US$98 million less approximately US$5 million adjusted to account for preliminary purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately US$26 million, being the original purchase price of approximately US$27 million, less approximately US$1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, US$3 million of the US$26 million purchase price paid on closing has been deposited with an escrow agent through December 31, 2012 in connection with various indemnities contained therein.

Oil and Gas Sales Report

Average daily production sold by region (1)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Louisiana (2)
Oil - Bbl/d	—	57	—	66
Gas - Mcf/d	—	457	—	517
Total Louisiana (boe/d)	—	133	—	152
California (3)
Oil - Bbl/d	228	150	242	157
Gas - Mcf/d	—	—	—	—
Total California (boe/d)	228	150	242	157
Wyoming (3)
Oil - Bbl/d	615	647	652	652
Gas - Mcf/d	—	—	—	—
Total Wyoming (boe/d)	615	647	652	652
Total Oil (Bbl/d)	843	854	894	875
Total Gas (Mcf)	—	457	—	517
Total (boe/d)	843	930	894	961

Notes:

(1)	These numbers are net to NiMin’s working interest for the relevant properties.
(2)	The Louisiana properties were sold on December 1, 2011 (see “Liquidity and Capital Resources”).
(3)	The Wyoming and California properties were sold on June 28, 2012 and June 29, 2012, respectively.

Crude oil and natural gas sales

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues during the quarter are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012, have been adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

For the three months ended June 30, 2012, we recorded gross revenues of $6.09 million, as compared to $7.39 million for the three months ended June 30, 2011. Oil sales as a percentage of total revenue during the three months ended June 30, 2012, as compared to the same period in 2011 increased from 98% to 100%. Oil volumes decreased by 2% to 843 barrels of oil per day (“Bopd”) and the price received decreased by 13% to $80.23 during the three months ended June 30, 2012, as compared to the same period in 2011. All of the Company’s natural gas sales are derived from its Louisiana properties. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana (see “Liquidity and Capital Resources”) and no natural gas sales were recorded for the three months ended June 30, 2012. The decrease in gross revenues for the three month ended June 30, 2012, as compared to the same period during 2011, is mainly due to lower average prices and a reduction in drilling efforts and work-overs in California and Wyoming.

For the six months ended June 30, 2012, we recorded gross revenues of $13.78 million, as compared to $14.06 million for the six months ended June 30, 2011. Oil sales as a percentage of total revenue during the six months ended June 30, 2012, as compared to the same period in 2011 increased from 97% to 100%. Oil volumes increased by 2% to 894 Bopd and the price received decreased by 1% to $85.56 during the six months ended June 30, 2012, as compared to the same period in 2011. All of the Company’s natural gas sales are derived from its Louisiana properties. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana (see “Liquidity and Capital Resources”) and no natural gas sales were recorded for the three months ended June 30, 2012. The decrease in gross revenues for the six month ended June 30, 2012, as compared to the same period during 2011, is mainly due to lower average prices and a reduction in drilling efforts and work-overs in California and Wyoming.

Crude Oil Derivative Contracts

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

We do not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognize the current change in a derivative’s fair value in earnings. At June 30, 2012, we recognized $0 as a derivative liability on crude oil derivative contracts. At December 31, 2011, we recognized $976,929 as a derivative liability on crude oil derivative contracts.

For the three months ended June 30, 2012, the change in derivative contracts included a realized gain of $875,373. For the three months ended June 30, 2011, the change in derivative contracts included a realized loss of $531,070 and an unrealized gain of $2.03 million.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507. For the six months ended June 30, 2011, the Company’s change in derivative contracts included a realized loss of $776,863 and an unrealized loss of $356,446.

During the current quarter, the Company terminated and settled all derivative contracts as of May 17, 2012, and at June 30, 2012, carried no liability.

Royalties

California

We pay a crude oil production fee (“Production Fee”) consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declines at a rate of 5.5% each year. For the three and six months ended June 30, 2012, the Production Fee rate was 506.40 barrels of oil per month. For the three and six months ended June 30, 2011, the Production Fee was 535.90 barrels of oil per month. During the same periods, we also paid an overriding royalty applicable after the Production Fee which for the three months ended June 30, 2012, averaged 28.48% and 30.27% for the same period in 2011. For the six months ended June 30, 2012, the overriding royalties averaged 28.23% and 28.91% for the same period in 2011.

For the three months ended June 30, 2012, we recorded royalties in California in the amount of $598,659 as compared to $454,039 for the same period in 2011. The increase in royalties during the three month ended June 30, 2012, is mainly due to higher oil production volumes and realized commodity prices.

For the six months ended June 30, 2012, we recorded royalties in California in the amount of $1.31 million as compared to $840,888 for the same period in 2011. The increase in royalties during the three month ended June 30, 2012, is mainly due to higher oil production volumes and realized commodity prices.

Louisiana

Royalties related to Louisiana production varied by property. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana (see “Liquidity and Capital Resources”) and no royalties were recorded for the three and six months ended June 30, 2012. For the three months ended June 30, 2011, we recorded $230,663 in royalties representing an average rate of 31.34%. For the six months ended June 30, 2011, we recorded $489,675 in royalties representing an average rate of 30.85%.

Wyoming

For the three months ended June 30, 2012, we recorded $651,319 in royalties in Wyoming representing an average rate of 16.34%, as compared to $996,932 or 19.36% for the same period in 2011. The decrease in royalties is mainly due to lower realized commodity prices.

For the six months ended June 30, 2012, we recorded $1.47 million in royalties in Wyoming representing an average rate of 16.12%, as compared to $1.79 million or 18.75% for the same period in 2011. The decrease in royalties is mainly due to lower realized commodity prices.

Operating Costs

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	($)	($)	($)	($)
Operating costs	2,140,088	2,907,296	4,257,619	4,904,535
Average operating costs per boe	28.20	34.35	26.45	28.19

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues during the quarter are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012, have been adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties. For the three month ended June 30, 2012, we incurred operating costs in the amount of $2.14 million, as compared to $2.91 million for the same period in 2011. During the three months ended June 30, 2012, we incurred decreased operating costs as compared to the same period in 2011 mainly due to lower activity in the current period due to the pending sale transactions and higher production equipment rentals and contract labor expense in the previous year.

For the six month ended June 30, 2012, we incurred operating costs in the amount of $4.26 million, as compared to $4.90 million for the same period in 2011. During the six months ended June 30, 2012, the decrease in operating costs as compared to the same period in 2011 is primarily related to the decrease in activity in the current period.

Operating costs included severance taxes paid in Louisiana and Wyoming. There is no severance tax in the state of California. Severance taxes in Louisiana consist of 12.5% on gross oil sales and $0.164 per Mcf of gas sales. For the three months ended June 30, 2012, we recorded $433,181 in severance taxes, as compared to $613,155 for the same period in 2011. The decrease in severance taxes during the three months ended June 30, 2012 is mainly due to lower production volumes and commodity prices. For the six months ended June 30, 2012, we recorded $996,327 in severance taxes, as compared to $1.12 million for the same period in 2011. The decrease in severance taxes during the six months ended June 30, 2012, is mainly due to lower production volumes and commodity prices.

General and Administrative Expenses (“G&A”)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	($)	($)	($)	($)
G&A expense before stock-based compensation	2,177,665	938,760	3,753,693	2,775,998
Average per boe	28.70	11.09	23.32	15.96
Stock-based compensation (“SBC”)	1,745,631	637,622	2,289,567	1,334,068
Average per boe	23.01	7.53	14.22	7.67

G&A	3,923,296	1,576,382	6,043,260	4,110,066

Average per boe	51.70	18.63	37.55	23.63

For the three months ended June 30, 2012, we recorded G&A expense, excluding SBC, of $2.18 million, as compared to $938,760 for the same period in 2011. For the six months ended June 30, 2012, we recorded G&A expense, excluding SBC, of $3.75 million, as compared to $2.78 million for the same period in 2011. This increase during the three and six months ended June 30, 2012, is primarily due to higher legal and accounting costs related to the Winding Up of the Company.

Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

For the three months ended June 30, 2012, we recorded SBC in the amount of $1.75 million, as compared to $637,622 for the same period in 2011. The increase in SBC for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is due to all of the outstanding unvested options automatically vesting in the current period as a result of the approval of the Winding Up of the Company.

For the six months ended June 30, 2012, we recorded SBC in the amount of $2.29 million, as compared to $1.33 million for the same period in 2011. The increase in SBC for the six months ended June 30, 2012, as compared to the three months ended June 30, 2011, is due to all of the outstanding unvested options automatically vesting in the current period as a result of the approval of the Winding Up of the Company.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	($)	($)	($)	($)
Liquidation related expenses	7,537,423	—	7,537,423	—

For the three and six months ended June 30, 2012, we recorded liquidation related expenses of $7.54 million primarily comprising of accrued professional fees, and severance and payroll related payments.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
	($)	($)	($)	($)
DD&A expense	799,536	778,955	1,697,361	1,569,988
Average per boe	10.54	9.20	10.55	9.03

We follow the full-cost method of accounting and all costs included in proved properties and all future development costs along with our total proved reserves determine the period’s depletion cost.

For the three months ended June 30, 2012, we recorded DD&A in the amount of $799,536 which was relatively consistent when compared to $778,955 for the same period in 2011.

For the six months ended June 30, 2012, we recorded DD&A in the amount of $1.68 million which was relatively consistent when compared to $1.57 million for the same period in 2011.

Change in Fair Value of Warrants and Options

The exercise price of certain warrants is denominated in Canadian dollars which is not the functional currency of the Company. As a result, these warrants are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value recognized in earnings.

During the three and six months ended June 30, 2012, none of the issued warrants were exercised, and due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate of the value of the underlying equity instruments as of June 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero. Further, a gain of $458,960 and $235,134 was recognized in earnings during the three and six months ended June 30, 2012, respectively.

During the three months ended June 30, 2011, 174,800 warrants were exercised and a total of 5,020,900 warrants were exercised during the six months ended June 30, 2011. At June 30, 2011 the fair value of the outstanding warrants was $2.82 million, with a gain of $3.18 million recognized in earnings during the three months ended June 30, 2011, and a charge of $1.39 million recognized in earnings during the six months ended June 30, 2011.

The exercise price of 2.70 million stock options relating to former employees that transitioned to a consulting role is denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar). As a result, the applicable 2.20 million vested options were classified as a liability on the balance sheet and recorded at their fair value at the end of each period with the change in fair value recognized in earnings. Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

As a result of the approval of the Winding Up of the Company, the Company valued the stock options based on the expected cash distribution to shareholders as this represents management’s best estimate of the valuation of the underlying equity instruments as of June 30, 2012. As the stock options at June 30, 2012 have an exercise price greater than the expected cash distribution to shareholders, the value of the stock options were determined to approximate zero. Further, a gain of $562,542 and $296,519 was recognized in earnings during the three and six months ended June 30, 2012, respectively.

Interest Income and Expense

For the three months ended June 30, 2012, we recorded interest expense of $5.06 million ($3.23 million non-cash) related to the Senior Loan (as define herein, see “Liquidity and Capital Resources”), as compared to $1.35 million ($230,253 non-cash) for the same period in 2011 related to the Senior Loan. For the six months ended June 30, 2012, we recorded interest expense of $6.44 million ($3.49 million non-cash) related to the Senior Loan (as define herein, see “Liquidity and Capital Resources”), as compared to $2.63 million ($398,424 non-cash) for the same period in 2011 related to the Senior Loan.

As part of the Winding Up of the Company, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied on in addition to the accrued interest of $1,118,853 and principal of $36,000,000. The remaining unamortized debt issuance cost of $3.23 million related to the Senior Loan is included in current period interest expense.

For the three months ended June 30, 2012, we recorded interest income in the amount of $5,741 as compared to $14,542 for the same period in 2011. For the six months ended June 30, 2012, we recorded interest income in the amount of $10,673 as compared to $27,170 for the same period in 2011. Lower interest income for the three and six months ended June 30, 2012 and 2011 is due to a reduction in average interest bearing cash balances and lower interest rates.

Income Tax

At June 30, 2012, the Company had estimated an income tax liability of $2.48 million relating to taxable gains resulting from the sale of its oil and gas properties in the current period. The estimated income tax liability was curtailed from the $6.5 million to $8.1 million liability range provided at the Company’s Special Meeting due to updated information including but not limited to, 2012 estimated tax losses and alternative minimum tax adjustments. Further, the difference between the federal tax statutory rate of 35% and the effective tax rate of 7.9% is due to the current tax liability being offset by deferred tax assets related to the net operating loss carryforwards that were previously subject to full valuation allowance.

Foreign Currency Exchange

Our foreign exchange expense is derived from our cash balances denominated in Canadian dollars. For the three months ended June 30, 2012, we recorded a foreign exchange loss of $0 as compared to $299 for the same period in 2011. For the six months ended June 30, 2012, we recorded a foreign exchange loss of $438 as compared to a foreign exchange gain of $164,589 for the same period in 2011.

Operation’s Review

The following tables provide information regarding our capital expenditures incurred during the periods presented:

Capital Expenditures

	2012 Amended Capital Expenditures Budget ($000s)	Incurred through June 30, 2012 ($000s)
Property Costs
- California		19
- Wyoming		24

Total Property Costs		43
Drilling/Workovers
- Louisiana
- California		172
- Wyoming	216	898

Total Drilling/Workovers	216	1,070

Facilities
- Louisiana
- California		63
- Wyoming	255	403

Total Facilities	255	466

Total Capital Budget	471	1,579

On April 24, 2012 and April 26, 2012, the Company signed definitive Purchase and Sale Agreements for the sale of its oil and gas assets in Wyoming and California. As a result, the 2012 Capital Expenditures Budget was amended. On June 28, 2012 and June 29, 2012, the Company completed its sale of its oil and gas properties in Wyoming and California respectively.

Through June 30, 2012, the Company incurred approximately $1.58 million of capital expenditures, of which $378,698 related to net capital related charges included in post close adjustments with the respective buyers of the Company’s oil and gas properties.

Liquidity and Capital Resources

Sale of Assets and Winding Up

The annual and special meeting (the “Special Meeting”) of holders (“Shareholders”) of common shares of the Company (“Common Shares”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy pursuant to purchase and sale agreements with respect to its Wyoming based assets and California based assets.

At the Special Meeting, the shareholders were also asked to consider and vote on the voluntary winding up and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up “) and the distribution to shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy,) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the common shares of the Company.

Both the Sale of Assets and the Winding Up were approved by the shareholders at the Special Meeting. Legacy is a wholly owned subsidiary of NiMin and therefore, in order for the Company to complete the Winding Up, the appropriate corporate steps must also occur for the dissolution and liquidation of Legacy. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming oil and gas assets and the California oil and gas assets all as more particularly described below.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the Sale of the Wyoming Assets and California Assets as described further below, the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in one or more distribution installments.

On June 28, 2012, the Company completed its previously announced sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (NASDAQ: BBEP), for total cash consideration of approximately US$93 million, being the original purchase price of approximately US$98 million less approximately US$5 million adjusted to account for preliminary purchase price adjustments.

On June 29, 2012, the Company completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately US$26 million, being the original purchase price of approximately US$27 million less approximately US$1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, US$3 million of the US$26 million purchase price paid on closing has been deposited with an escrow agent for a period of 6 months in connection with various indemnities contained therein.

The following table summarizes our cash flows for the periods presented.

	Three month ended June 30, 2012 ($)	Three month ended June 30, 2011 ($)	Six month ended June 30, 2012 ($)	Six month ended June 30, 2011 ($)
Cash flows (used in) provided by operating activities	(1,086,183)	2,476,631	(353,751)	120,783
Cash flows (used in) provided by investing activities	115,987,775	(7,244,555)	114,522,823	(11,277,339)
Cash flows (used in) provided by financing activities	(36,029,108)	130,245	(36,029,108)	7,736,015

Increase (decrease) in cash and cash equivalents	78,872,484	(4,637,679)	78,139,964	(3,420,541)
Cash and cash equivalents at beginning of year	3,078,508	10,935,207	3,811,028	9,490,005
Foreign exchange on cash and cash equivalents	—	(299)	—	164,589

Cash and cash equivalents at end of year	81,950,992	6,297,229	81,950,992	6,234,053

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

On June 28, 2012 and June 29, 2012, the Company completed its sale of its oil and gas properties in Wyoming and California for USD $93 million and USD $26 million, respectively. Total cash considerations are subject to post close adjustments.

On June 30, 2010, the Company entered into a senior secured loan (the “Senior Loan”) in the amount of $36 million from a U.S. based institutional private lender (the “Lender”). The Company borrowed $36 million subject to an original issuer discount of 7.5%, a commitment fee of 1%, a placement fee of 1% and a transaction fee of 3%. Debt issuance costs of $4.9 million were incurred and were being amortized to net income under the effective interest method. The Senior Loan had a 12.5% fixed interest rate and a term of five years. Interest was paid quarterly beginning September 30, 2010.

As part of the Winding Up of the Company, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied on in addition to the accrued interest of $1,118,853 and principal of $36,000,000.

Research and development, patents and licenses, etc.

In December, 2010, the U.S. Patent and Trademark Office issued a patent to NiMin for its CMD process for enhanced oil recovery. Our patent covers the process of the injection of oxygen and water as foam to create carbon dioxide (“CO2”) and steam in the reservoir through wet combustion. Assets relating to the CMD technology were written down to the net realizable value of $0 within general and administrative expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2012 and 2011, except for the office lease obligations noted below.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our Annual Report. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs and receive income on its cash investments from June 30, 2012 through the liquidation of the Company throughout the “Liquidation Period”. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

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

At June 30, 2012, we recognized $0 as a derivative liability on crude oil derivative contracts as all contracts were fully settled.

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

Based on the evaluation, management concluded that as of June 30, 2012, the Company’s disclosure controls and procedures continue to not be effective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the year ended December 31, 2011, as amended from time to time, and filed with the SEC on March 14, 2012.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

10.1	First Amendment to Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 24, 2012).

10.2	Purchase and Sale Agreement among Legacy, Inc., NiMin Energy Corp. and Breitburn Operating L.P. dated April 24, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 30, 2012).

10.3	Purchase and Sale Agreement among Legacy, Inc., NiMin Energy Corp. and Southern San Joaquin Production, LLC. dated April 26, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 2, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMIN ENERGY CORP.

(Registrant)

Dated: August 9, 2012	By:	/s/ CLARENCE COTTMAN III
Clarence Cottman III
Chief Executive Officer

	By:	/s/ JONATHAN S. WIMBISH
Jonathan S. Wimbish
Chief Financial Officer