Form 10-Q/A
period 2012-06-30
NiMin Energy Corp.
filed 2012-08-31
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of August 9, 2011.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the Form 10-Q), as filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the original Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

10.1	First Amendment to Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 24, 2012).*

10.2	Purchase and Sale Agreement among Legacy, Inc., NiMin Energy Corp. and Breitburn Operating L.P. dated April 24, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 30, 2012).*

10.3	Purchase and Sale Agreement among Legacy, Inc., NiMin Energy Corp. and Southern San Joaquin Production, LLC. dated April 26, 2012 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed May 2, 2012).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed with the Form 10-Q on August 9, 2012.

**	Furnished herewith. These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMIN ENERGY CORP. (Registrant)

Dated: August 31, 2012	By:	/s/ Clarence Cottman III
Clarence Cottman III
Chief Executive Officer

	By:	/s/ Jonathan S. Wimbish
Jonathan S. Wimbish
Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 101.INS: XBRL Instance Document **

Exhibit No. 101.SCH: XBRL Taxonomy Extension Schema Document **

Exhibit No. 101.CAL: XBRL Taxonomy Extension Calculation Linkbase Document **

Exhibit No. 101.DEF: XBRL Taxonomy Extension Definition Linkbase Document **

Exhibit No. 101.LAB: XBRL Taxonomy Extension Label Linkbase Document **

Exhibit No. 101.PRE: XBRL Taxonomy Extension Presentation Linkbase Document **

**	Furnished herewith. These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

4