Form 10-Q
period 2012-09-30
NiMin Energy Corp.
filed 2012-10-22
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of October 22, 2012.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Consolidated Financial Statements of

NIMIN ENERGY CORP.

As at and for the periods ended September 30, 2012 and 2011

Expressed in US dollars

NiMin Energy Corp.

Consolidated Statement of Net Assets as of September 30, 2012 (Liquidation Basis)

Consolidated Balance Sheet as of December 31, 2011 (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

	September 30, 2012		December 31, 2011
Assets
Current assets:
Cash and cash equivalents		$79,204,306	$3,811,028
Other accounts receivable		50,905	—
Trade accounts receivable		—	3,131,004
Restricted investments		3,853,002	—
Prepaid expenses and well costs		—	311,922
Crude oil inventory		—	149,553

Total current assets		83,108,213	7,403,507
Debt issuance costs		—	3,497,867
Restricted investments		—	784,261
Equipment, net		—	287,918
Crude oil and natural gas properties—full cost method
Proved properties, net		—	78,077,780
Unproved properties		—	468,042

Total assets		$83,108,213	$90,519,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$52,382	$3,751,660
Accrued liabilities		25,919	1,253,855
Accrued professional fees related to liquidation		1,976,996	—
Other costs related to liquidation		228,237	—
Income tax liability		1,458,816	—
Asset retirement obligations		622,294	—
Commodity derivative liability		—	976,929
Current portion of long-term debt		—	4,050,000

Total current liabilities		4,364,644	10,032,444
Long-term debt		—	31,950,000
Asset retirement obligations		—	1,180,661
Options		—	136,773
Warrants		—	235,134

Total liabilities		$4,364,644	$43,535,012

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, unlimited shares authorized, 69,834,396 issued and outstanding as of September 30, 2012 and 69,834,396 as of December 31, 2011			108,758,460
Additional paid in capital			12,177,534
Accumulated deficit			(73,951,631)

Total stockholders’ equity			46,984,363

Total liabilities and stockholders’ equity	$		$90,519,375

Net assets in liquidation (Note 2)		$78,743,569

Net assets in liquidation per outstanding share		$1.13

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis)

For the six months ended June 30, 2012 and the three and nine months ended September 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

	Six months ended June 30	Three months ended Sept. 30	Nine months ended Sept. 30
	2012	2011	2011
Crude oil and natural gas revenues	$10,985,590	$6,465,744	$17,402,120

Expenses:
Operating costs	4,257,619	3,826,968	8,731,503
General and administrative	6,043,260	1,833,516	5,943,582
Liquidation related expenses	7,537,423	0	0
Depreciation, depletion, amortization, and accretion	1,697,361	951,079	2,521,067
(Gain)/Loss on crude oil derivative contract	(189,507)	(2,589,821)	(1,456,512)

	19,346,156	4,021,742	15,739,640

Income (loss) before other items	(8,360,566)	2,444,002	1,662,480

Interest income	10,673	10,331	37,501
Interest expense	(6,443,178)	(1,382,432)	(4,013,122)
Foreign exchange gain (loss)	(438)	74,969	239,558
Change in fair value of options	296,519	386,090	449,266
Change in fair value of warrants	235,134	2,083,820	689,766
Other	(22,818)	25,232	(69,826)
Other Reclamation Costs	(659,115)	0	0
Gain on sale of oil & gas properties and equipment	46,280,232	0	0

	39,697,009	1,198,010	(2,666,857)

Income (loss) before taxes	31,336,443	3,642,012	(1,004,377)
Income tax expense	2,478,263	—	—

Net income (loss) and comprehensive income (loss)	28,858,180	3,642,012	(1,004,377)

Basic and diluted income/(loss) per share	$0.41	$0.05	$(0.02)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Cash Flows (Going Concern Basis)

For the six months ended June 30, 2012 and nine months ended September 30, 2011

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended June 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net lncome (loss)	$28,858,180	$(1,004,377)
Adjustments to reconcile net lncome (loss)by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	1,697,361	2,521,067
Change in fair value of options	(296,519)	(449,266)
Change in fair value of warrants	(235,134)	(689,766)
Unrealized foreign exchange (gain) loss	—	88,436
Gain on sale of oil & gas properties	(46,377,296)	—
Stock-based compensation	2,289,567	1,861,058
Unrealized (gain) loss on crude oil derivative contracts	82,731	(2,317,383)
Write down of fixed assets	97,064	—
Non-cash interest expense	3,497,867	648,125
(Increase) decrease in assets:
Trade accounts receivable	1,061,589	(1,917,254)
Prepaid expenses	311,922	(98,582)
Crude oil inventory	149,553	127,014
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,850,251	507,578
Asset retirement obligation	659,114	—

Net cash provided by (used in) operating activities	(353,750)	(723,350)

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,579,255)	(17,769,293)
Sale of oil & gas properties	119,245,819	—
Purchase of equipment	—	(68,564)
Increase in restricted investments	(3,143,741)	19,689

Net cash provided by (used in) investing activities	114,522,823	(17,818,168)

Cash flows from financing activities:
Repayment of long-term debt	(36,000,000)	—
Repurchase of options	(29,108)	—
Exercise of warrants and options	—	8,181,848
Proceeds from issuance of common shares (net of costs)	—	3,609,819

Net cash provided by (used in) financing activities	(36,029,108)	11,791,667

Change in cash and cash equivalents during the period	78,139,964	(6,749,851)
Cash and cash equivalents at beginning of the period	3,811,028	9,490,005
Foreign exchange on cash and cash equivalents	—	(112,004)

Cash and cash equivalents at end of the period	$81,950,992	$2,628,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,945,444	$3,365,753

Cash paid for income tax expense	$—	$—

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Stockholders’ Equity (Going Concern Basis)

Six months ended June 30, 2012

(Expressed in U.S. dollars)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	61,690,977	93,107,905	9,861,010	(70,891,787)	32,077,128

Exercise of options	29,999	59,411	(21,022)		38,389
Exercise of warrants	5,354,800	8,483,372	—		8,483,372
Reclassified from warrant liability		4,258,164	—		4,258,164
Reclassified to options liability			(1,025,463)	169,804	(855,659)
Issuance of common stock	2,758,620	3,166,057	844,488		4,010,545
Stock issuance cost		(316,449)	(87,371)		(403,820)
Stock-based compensation expense			2,605,892		2,605,892
Net loss			—	(3,229,648)	(3,229,648)

Balance at December 31, 2011	69,834,396	$108,758,460	$12,177,534	$(73,951,631)	$46,984,363

Options repurchased		(29,108)			(29,108)
Exercise of warrants					—
Reclassified from warrant liability					—
Reclassified to options liability			(188,467)		(188,467)
Issuance of common stock					—
Stock issuance cost					—
Stock-based compensation expense			2,289,568		2,289,568
Net Income				28,858,180	28,858,180

Balance at June 30, 2012 (Unaudited)	69,834,396	$108,729,352	$14,278,635	$(45,093,451)	$77,914,536

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Changes in Nets Assets in Liquidation as of September 30, 2012 (Liquidation Basis)

(Expressed in U.S. dollars)

(Unaudited)

Net Assets in Liquidation as of June 30, 2012	$77,914,535
Increase(decrease) to net assets

Investment income from July 1, 2012 to September 30, 2012	51,292
Tax Adjustment from July 1, 2012 to September 30, 2012	1,019,447
Adjustments to assets from July 1, 2012 to September 30, 2012	(21,729)
Adjustments to Liquidation accruals from July 1, 2012 to September 30, 2012	(134,721)
Costs incurred from July 1, 2012 to September 30, 2012	(85,255)

Net increase to net assets	829,034

Net Assets in Liquidation as of September 30, 2012	$78,743,569

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

1	Description of the Business

NiMin Energy Corp. (the “Company” or “NiMin”) was incorporated under the name NiMin Capital Corp. under the Business Corporations Act (Alberta) on May 31, 2007. The Company changed its name to NiMin Energy Corp. on September 3, 2009, and consolidated its shares on the basis of one new post-consolidation share (“Common Shares”) for each three existing common shares.

The principal business of the Company was conducted through its wholly owned subsidiary, Legacy Energy, Inc. (“Legacy”), a Delaware corporation that was engaged in the exploration, development, and production of crude oil and natural gas properties in the states of California and Wyoming until the sale of its assets in June 2012.

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

At the Special Meeting, the Shareholders were also asked to consider and vote on the voluntary winding up and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up”) and the distribution to Shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the Common Shares of the Company.

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

On June 28, 2012, Legacy completed its previously announced sale of its assets in Wyoming’s Big Horn Basin (the “Wyoming Assets”) to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (NASDAQ: BBEP “BreitBurn”), for total cash consideration of approximately $93 million, being the original purchase price of approximately $98 million less approximately $5 million adjusted to account for preliminary purchase price adjustments. On August 30, 2012, Legacy completed its final settlement with BreitBurn and received approximately $2.3 million based on the final purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing has been deposited with an escrow agent through December 31, 2012 in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in multiple distribution installments.

On September 24, 2012, the Company’s board of directors declared an initial distribution to Shareholders of $1.01 per Common Share. The distribution will be made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company will be reduced accordingly. The distribution will be payable on October 22, 2012. On September 28, 2012, the Toronto Stock Exchange (“TSX”) determined that its “Due Bill” trading procedures will apply to the initial distribution to Shareholders.

Pursuant to the TSX’s “Due Bill” trading procedures, trades of Common Shares entered into from and including October 4, 2012 until and including October 22, 2012 will have a Due Bill attached which will allow the purchaser to receive the initial distribution instead of the seller, even if such trades are settled after the October 9, 2012 record date. Thus, any trades that are executed during the Due Bill process will be automatically flagged to ensure that purchasers receive the entitlement and sellers do not.

Investors who enter into trades to purchase Common Shares on or after the ex-distribution date of October 23, 2012 will not be entitled to the distribution. The Due Bills will be redeemed on October 25, 2012 once all trades with attached Due Bills entered into up to October 22, 2012 have settled.

The Company’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware corporation, dissolved in accordance with the laws of Delaware on September 17, 2012.

2	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The consolidated balance sheet at December 31, 2011, was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements of interim periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 10-K. Operating results for any interim period, are not necessarily indicative of the results that may be expected for the full year.

As a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of September 30, 2012. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting. Therefore, financial information presented as of and for the three months ended September 30, 2012, is not comparable to financial information presented for prior periods.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues are included in revenues and expenses for the period ended June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012 was adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

These unaudited interim consolidated financial statements of the Company are presented in U.S dollars.

The conversion to liquidation basis of accounting requires management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets at net realizable value as of September 30, 2012.

Adjust assets to net realizable value:
Write down of fixed assets (i)	$(82,731)
Write off of other assets	(152,070)

Total as of June 30, 2012	$(234,801)

Adjust assets to net realizable value:
Write off of other assets	(21,729)

Total as of September 30, 2012	$(256,530)

(i)	Assets relating to the CMD technology were written down to the realizable value within general and administrative expenses.

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

Accrued Liquidation Costs	Balances as of June 30, 2012	Adjustments to accrual	Payments	Balances as of September 30, 2012
Lease obligation	$62,943	$—	$(62,943)	$—
Professional fees	3,964,723	812,144	(2,799,871)	1,976,996
Payroll related costs	3,009,757	34,222	(3,043,979)	—
Other	500,000	(113,436)	(158,327)	228,237

Total	$7,537,423	$732,930	$(6,065,120)	$2,205,233

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

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

The Winding Up and the dissolution and liquidation of Legacy continue to be assessed and the exact amount and timing of distributions to shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company have completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the balance sheet and the estimated $1.13 net assets in liquidation per outstanding share include management estimates made as of September 30, 2012 and do not necessarily reflect the final dollars that may be available to the Company for distribution to shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves. The amounts to be reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, estimated contingent costs of the Winding Up and the dissolution and liquidation of Legacy. The estimated $1.13 net assets in liquidation per outstanding share has not been reduced for the initial distribution of $1.01 per Common Share declared by the board of directors on September 24, 2012, payable on October 22, 2012 to Shareholders of record on October 9, 2012.

3	Restricted Investments

Restricted Investments at September 30, 2012 relate to approximately $853,002 held in bonds for the right to operate in the states of California and Wyoming. Management is currently working with the respective state agencies to reléase the bonds. Additionally, pursuant to the terms of the purchase and sale agreement for the California Assets, $3 million of the purchase price paid on closing has been deposited in escrow and is required to be held by the escrow agent through December 31, 2012 until various indemnities contained in the purchase and sale agreement have been fulfilled. The funds held by the escrow agent are invested in a money market account.

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

As part of the Winding Up of the Company, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied in addition to the accrued interest of $1,118,853 and principal of $36,000,000. The remaining unamortized debt issuance cost of $3.23 million as of June 28, 2012, related to the Senior Loan, was written off and is included in the period ended June 30, 2012 interest expense.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

5	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin is authorized to issue an unlimited number of Common Shares. As of September 30, 2012, and December 31, 2011, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin is also authorized to issue an unlimited number of Preferred Shares issuable in series. As of September 30, 2012, no Preferred Shares have been issued.

b.	Stock Option Plan

The Company established a stock option plan as approved by the shareholders whereby options to purchase Common Shares may be granted to the Company’s directors, officers, employees and consultants. The exercise prices of stock options are denominated in Canadian dollars. The number of Common Shares issuable under the Company’s stock option plan cannot exceed 15% of the issued and outstanding common shares of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the option has a maximum life of ten years. The vesting period is determined by the Board of Directors at the time of grant. Options issued by the Company generally vest one-third on the first, second, and third anniversary of the date of grant. Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the period ended June 30, 2012

Pursuant to Section 3.5 of the Company’s stock option plan, the Company completed the sale of all or substantially all of the Company’s assets and, as such, terminated all unexercised options under the plan in July of 2012.

The following table sets forth a reconciliation of the stock option activity for the period ended September 30, 2012, and December 31, 2011:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2010	7,355,000	1.25

Options exercised (i)	(29,999)	1.25
Options forfeited	(105,000)	1.64
Options issued	2,000,000	1.44

Stock options outstanding at December 31, 2011 (ii)	9,220,001	1.24

Options exercised
Options forfeited	(60,000)	1.61
Options repurchased	(600,000)	1.00
Options cancelled	(8,560,001)	1.29

Stock options outstanding at September 30, 2012 (ii)	—	—

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(i)	The intrinsic value of the exercised options during 2011 was CDN $33,299.

(ii)	The 2.70 million stock options relating to former employees were modified upon transition to a consulting role in 2011 and first quarter of 2012 to allow for continued vesting. The resulting $310,309 and $104,483 was recognized as incremental stock-based compensation expense during the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the vested options are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

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

Each whole warrant issued in connection with the private placement is exercisable for a period of 36 months from September 1, 2011, at an exercise price of $1.60. The warrants were subject to a hold period of four months plus one day from the date of issue.

As a result of the approval of the Winding Up of the Company in July 2012, an aggregate of 2,188,970 unexercised warrants were terminated.

The following table sets forth a reconciliation of the warrant activity for the periods ended September 30, 2012, and December 31, 2011:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2010	12,349,341	—	1.58

Warrants exercised	(5,354,800)	—	1.55
Warrants expired	(6,087,951)	—	1.55
Warrants issued (i)	1,379,310	844,488	1.65

Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(2,188,970)	(844,488)	1.79

Warrants outstanding at September 30, 2012	96,930	—	1.72

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(i)	The weighted average exercise price of the warrants is $1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at December 31, 2011.

During second and third quarters of 2012, pursuant to the Winding Up of the Company, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of June 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero.

The following table summarizes NiMin’s warrants exercisable at September 30, 2012:

Expiration Date	Number of Warrants	Exercise Price per share (CDN$)
March 10, 2016	96,930	1.72

	96,930	1.72

d.	Per Share Amounts

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

	Six months ended June 30,	Three months ended September 30,	Nine months ended September 30,
	2012	2011	2011
Net income (loss)	$28,858,180	$3,642,012	$(1,004,377)
Basic and diluted shares outstanding (i)	69,834,396	67,851,314	66,407,689
Income (loss) per basic and diluted share	$0.41	$0.05	$(0.02)

(i)	For the six months ended June 30, 2012, 10.8 million stock options and warrants were excluded from the diluted loss per share calculation. For the three and nine months ended September 30, 2011, 8,120,001 stock options and warrants were excluded from the diluted loss per share calculation. Potential common shares from the exercise of stock options and warrants were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the options and warrants being out of the money for the six months ended June 30, 2012 and the three and nine months ended September 30, 2011, and the Company’s net loss for the nine months ended September 30, 2011.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

6	Income Taxes

At September 30, 2012, the Company had estimated an alternative minimum income tax liability of $1,458,816, for Federal and California purposes, relating to taxable gains resulting from the sale of its oil and gas properties in the current period. The Federal taxable income for regular income tax purposes was fully reduced by net operating loss carryforwards of $64,276,981. The Company’s deferred tax assets were previously subject to full valuation allowance.

7	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, restricted investments, warrants, short-term debt, and accounts payable and accrued liabilities. For all periods presented, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of September 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants are determined to approximate zero.

b.	Credit Risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s receivables from joint venture partners and from crude oil and natural gas marketers.

The majority of the Company’s receivables are within the oil and gas industry, primarily from its industry partners. The receivables are not collateralized. To date, the Company has experienced minimal bad debts, and has no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents are held by two financial institutions, one in the U.S. and the other in Canada. As of September 30, 2012, and December 31, 2011, the accounts receivable balances are primarily all from the sale of oil and gas and post-close adjustments from the sale of its oil and gas properties. All receivables are current and therefore, no provision was determined to be required.

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

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

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

For the three months ended September 30, 2011, the Company’s change in derivative contracts included a realized gain of $98,145 and an unrealized gain of $2.69 million.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at September 30, 2012, carried no liability.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507. For the nine months ended September 30, 2011, the Company’s change in derivative contracts included a realized loss of $875,009 and an unrealized gain of $2.33 million.

8	Subsequent Events

On October 10, 2012, the Company announced that its common shares will be voluntarily delisted from the Toronto Stock Exchange (“TSX”) after the close of trading on October 22, 2012 (the date on which NiMin’s initial distribution will be payable as announced on September 24, 2012 and further detailed on September 28, 2012) and its listing will be transferred to the NEX, a separate board of the TSX Venture Exchange, effective as of market open on October 23, 2012. From and after October 23, 2012, NiMin’s common shares will trade on the NEX under the symbol “NNN.H”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K as amended from time to time, (“Annual Report”) and filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2012, our interim consolidated financial statements for the periods ended September 30, 2012 and 2011, and our historical consolidated financial statements and the accompanying notes included elsewhere in the Annual Report.

In this MD&A, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”).

FORWARD LOOKING STATEMENT

This MD&A may include certain statements and information that may be deemed to be “forward -looking statements” within the meaning of applicable securities laws, which may include, but which are not limited to, statements with respect to the objectives, financial conditions, results of operations and business of the Company. The use of any of the words “expect” , “anticipate”, “ continue”, “should”, “will” “believe” “plan” “intend” “ongoing” “estimate” “may” “project” or similar expressions are intended to identify forward-looking statements. These statements may also be in respect of operating costs, general and administrative expenses, applicable and future tax liabilities, contractual obligations, the proposed distributions to shareholders, the dissolution and liquidation of both Legacy or the Company, future plans, objectives and results. Forward-looking statements involve numerous risks and uncertainties. Estimates and forward-looking statements are based on assumptions of future events and actual results may vary from these estimates. The actual results could differ materially from those anticipated in these forward-looking statements as a result of the following risk factors and as set forth elsewhere in this MD&A: (i) timing and risks associated with the disposition of the remaining final assets and finalization and payment of remaining liabilities; (ii) timing and risks associated with the final steps in dissolution and wind up of Legacy and NiMin; (iii) timing and risks associated with the initial and other distributions of cash to the shareholders of NiMin; (iv) other factors discussed under the heading “risks and uncertainties” and (v) the factors discussed under “risk factors” in our Annual Report. These factors should not be construed as exhaustive. The forward-looking statements contained in this MD&A are made as of the date hereof and the Company undertakes no obligation to update publicly or revise any forward-looking statements contained herein or in any other documents filed with Canadian or U.S. securities authorities whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws. Readers are cautioned that expectations, estimates, projections and assumptions used in the preparation of such forward-looking statements, although considered reasonable at the time of preparation, may prove to be imprecise and, as such, undue reliance should not be placed on forward-looking statements. The forward -looking statements are expressly qualified by this cautionary statement.

BOE Presentation

Barrels of oil equivalent (“boe”) may be misleading, particularly if used in isolation. A boe conversion ratio of six thousand cubic feet of natural gas (“mcf”): one barrel of oil (“bbl”) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Overview

NiMin Energy Corp. (“NiMin”, “we” or the “Company”) was an oil and gas company engaged in the acquisition, development and production of oil and gas properties in the United States. We have operated as an exploration and production company since late 2006, but as of June 30, 2012, we no longer have oil and gas operations.

The annual and special meeting (the “Special Meeting”) of holders (“Shareholders”) of common shares of the Company (“Common Shares”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy pursuant to purchase and sale agreements with respect to its Wyoming based oil and gas (“Wyoming Assets”) assets and California based oil and gas (“California Assets”) assets.

At the Special Meeting, the shareholders were also asked to consider and vote on the voluntary liquidation and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up ”) and the distribution to shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy,) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the common shares of the Company.

Both the Sale of Assets and the Winding Up were approved by the shareholders at the Special Meeting. Legacy is a wholly owned subsidiary of NiMin and, therefore, in order for the Company to complete the Winding Up, the appropriate corporate steps must also occur for the dissolution and liquidation of Legacy. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming assets and the California assets all as more particularly described below.

On June 28, 2012, Legacy completed its previously announced sale of its Wyoming assets to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (NASDAQ: BBEP “BreitBurn”), for total cash consideration of approximately $93 million, being the original purchase price of approximately $98 million less approximately $5 million adjusted to account for preliminary purchase price adjustments. On August 30, 2012, Legacy completed its final settlement with BreitBurn and received approximately $2.3 million based on the final purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its California assets to Southern San Joaquin Production, LLC for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing has been deposited with an escrow agent through December 31, 2012 in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in one or more distribution installments.

As a result of the shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of September 30, 2012. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting. Therefore, financial information presented as of and for the 3 months ended September 30, 2012, is not comparable to financial information presented for prior periods.

On September 24, 2012, the Company’s board of directors declared an initial distribution to shareholders of $1.01 per Common Share in connection with the winding up of NiMin. The distribution will be made as a return of capital to shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company will be reduced accordingly. The distribution will be payable on October 22, 2012. On September 28, 2012, the Toronto Stock Exchange (“TSX”) determined that its “Due Bill” trading procedures will apply to the initial distribution to shareholders.

Pursuant to the TSX’s “Due Bill” trading procedures, trades of Common Shares entered into from and including October 4, 2012 until and including October 22, 2012 will have a Due Bill attached which will allow the purchaser to receive the initial distribution instead of the seller, even if such trades are settled after the October 9, 2012 record date. Thus, any trades that are executed during the Due Bill process will be automatically flagged to ensure that purchasers receive the entitlement and sellers do not.

Investors who enter into trades to purchase Common Shares on or after the ex-distribution date of October 23, 2012 will not be entitled to the distribution. The Due Bills will be redeemed on October 25, 2012 once all trades with attached Due Bills entered into up to October 22, 2012 have settled.

NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware corporation, dissolved in accordance with the laws of Delaware on September 17, 2012.

On October 10, 2012, NiMin announced that its common shares will be voluntarily delisted from the Toronto Stock Exchange (“TSX”) after the close of trading on October 22, 2012 (the date on which NiMin’s initial distribution will be payable and its listing will be transferred to the NEX, a separate board of the TSX Venture Exchange, effective as of market open on October 23, 2012. From and after October 23, 2012, NiMin’s common shares will trade on the NEX under the symbol “NNN.H”.

Oil and Gas Sales Report

Average daily production sold by region (1)

	Six Months Ended June 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Louisiana (2)

Oil - Bbl/d	—	68	69

Gas - Mcf/d	—	516	514

Total Louisiana (boe/d)	—	154	155

California (3)	—	—	—

Oil - Bbl/d	242	249	188

Gas - Mcf/d	—	—	—

Total California (boe/d)	242	249	188

Wyoming (3)	—	—	—

Oil - Bbl/d	652	751	686

Gas - Mcf/d	—	—	—

Total Wyoming (boe/d)	652	751	686

Total Oil (Bbl/d)	894	1068	943
Total Gas (Mcf)	0	516	514
Total (boe/d)	894	1154	1029

Notes:

(1)	These numbers are net to NiMin’s working interest for the relevant properties.
(2)	The Louisiana producing properties were sold on December 1, 2011 (see “Liquidity and Capital Resources”).
(3)	The Wyoming and California properties were sold on June 28, 2012 and June 29, 2012, respectively.

Crude oil and natural gas sales

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012 was adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

For the three months ended September 30, 2011, we recorded gross revenues of $8.27 million. For the six months ended June 30, 2012, we recorded gross revenues of $13.78 million, as compared to $22.32 million for the nine months ended September 30, 2011. Given the abovementioned sale of the Company’s oil and gas assets during the second quarter of 2012, the Company did not have any sales during the three months ended September 30, 2012.

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

On December 20, 2010, we agreed to economically hedge the future sales of 125 barrels of NYMEX WTI crude oil per day at a fixed price of $90.40 starting January 1, 2011, for a period of 12 months and 250 barrels of NYMEX WTI crude oil per day at a fixed price of $90.40 starting January 1, 2012, for a period of 12 months.

On November 11, 2011, we entered into a swap contract to minimize the variability in cash flows due to price movements in crude oil. We agreed to economically hedge the future sales of 100 barrels of NYMEX WTI crude oil per day at a fixed price of $96.75 starting January 1, 2012, for a period of 12 months.

We do not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognize the current change in a derivative’s fair value in earnings. At December 31, 2011, we recognized $976,929 as a derivative liability on crude oil derivative contracts.

For the three months ended September 30, 2011, the change in derivative contracts included a realized loss of $98,145 and an unrealized gain of $2.69 million.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at September 30, 2012, carried no liability.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507. For the nine months ended September 30, 2011, the Company’s change in derivative contracts included a realized loss of $875,009 and an unrealized gain of $2.33 million.

Royalties

California

In previous periods, the Company paid a crude oil production fee (“Production Fee”) consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declines at a rate of 5.5% each year.

For the three months ended September 30, 2011, we recorded royalties in California in the amount of $663,587. For the six months ended June 30, 2012, we recorded royalties in California in the amount of $1.31 million, as compared to $1.50 million for the nine months ended September 30, 2011.

Louisiana

Royalties related to Louisiana production varied by property. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana (see “Liquidity and Capital Resources”) and no royalties were recorded for the six months ended June 30, 2012. For the nine months ended September 30, 2011, we recorded $732,305 in royalties representing an average rate of 30.23%.

Wyoming

For the three months ended September 30, 2011, we recorded $909,732 in royalties in Wyoming representing an average rate of 17.57%. For the six months ended June 30, 2012, we recorded $1.47 million in royalties in Wyoming representing an average rate of 16.12%., as compared to $2.68 million or 18.22% for the nine months ended September 30, 2011.

Operating Costs

	Six months ended June 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	($)	($)	($)
Operating costs	4,257,619	3,826,968	8,731,503
Average operating costs per boe	26.45	36.04	31.10

Given that the respective property sales transactions closed on June 28, 2012 and June 29, 2012, the associated revenues during the quarter are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012, through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012, have been adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties. For the three months ended September 30, 2011, we incurred operating costs in the amount of $3.83 million.

For the six months ended June 30, 2012, we incurred operating costs in the amount of $4.26 million, as compared to $8.73 million for the nine months ended September 30, 2011.

Operating costs included severance taxes paid in Louisiana and Wyoming. There is no severance tax in the state of California. Severance taxes in Louisiana consist of 12.5% on gross oil sales and $0.164 per Mcf of gas sales. For the three months ended September 30, 2011, we recorded $654,996 in severance taxes. For the six months ended June 30, 2012, we recorded $996,327 in severance taxes, as compared to $1.73 million for the nine months ended September 30, 2011.

General and Administrative Expenses (“G&A”)

	Six months ended June 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	($)	($)	($)
G&A expense before stock-based compensation	3,753,693	1,306,526	4,082,524
Average per boe	23.32	12.31	14.54
Stock-based compensation (“SBC”)	2,289,567	526,990	1,861,058
Average per boe	14.22	4.96	6.63

G&A	6,043,260	1,833,516	5,943,582

Average per boe	37.55	17.27	21.17

For the six months ended June 30, 2012, we recorded G&A expense, excluding SBC, of $3.75 million, as compared to $4.08 million for the nine months ended September 30, 2011.

Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

For the six months ended June 30, 2012, we recorded SBC in the amount of $2.29 million, as compared to $1.86 million for the nine months ended September 30, 2011.

	Six months ended June 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	($)	($)	($)
Liquidation related expenses	7,537,423	—	—

For the six months ended June 30, 2012, we recorded liquidation related expenses of $7.54 million primarily comprising of accrued professional fees, and severance and payroll related payments.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

	Six months ended June 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	($)	($)	($)
DD&A expense	1,697,361	951,079	2,521,067
Average per boe	10.55	8.96	8.98

We follow the full-cost method of accounting and all costs included in proved properties and all future development costs along with our total proved reserves determine the period’s depletion cost.

For the three months ended September 30, 2011, we recorded DD&A in the amount of $951,079.

For the six months ended June 30, 2012, we recorded DD&A in the amount of $1.68 million, as compared to $2.52 million for the nine months ended September 30, 2011.

Change in Fair Value of Warrants and Options

The exercise price of certain warrants is denominated in Canadian dollars which is not the functional currency of the Company. As a result, these warrants are classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value recognized in earnings.

During the nine months ended September 30, 2012, none of the issued warrants were exercised, and due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate of the value of the underlying equity instruments as of September 30, 2012. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero. Further, a gain of $235,134 was recognized in earnings during the six months ended June 30, 2012.

During the three months ended September 30, 2011, 333,900 warrants were exercised and a total of 5,354,800 warrants were exercised during the nine months ended September 30, 2011. At September 30, 2011, the fair value of the outstanding warrants was $601,273, with a gain of $2.08 million recognized in earnings during the three months ended September 30, 2011, and a gain of $689,799 recognized in earnings during the nine months ended September 30, 2011. As a result of the approval of the Winding Up of the Company in July 2012, 2,188,970 unexercised warrants were terminated.

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

As a result of the approval of the Winding Up of the Company, the Company valued the stock options based on the expected cash distribution to shareholders as this represents management’s best estimate of the valuation of the underlying equity instruments as of June 30, 2012. As the stock options at June 30, 2012, have an exercise price greater than the expected cash distribution to shareholders, the value of the stock options were determined to approximate zero. Further, a gain of $296,519 was recognized in earnings during the six months ended June 30, 2012. In addition, all stock options were terminated at September 30, 2012.

Interest Income and Expense

For the six months ended June 30, 2012, we recorded interest expense of $6.44 million ($3.49 million non-cash) related to the Senior Loan (as define herein, see “Liquidity and Capital Resources”), as compared to $4.01 million ($648,125 non-cash) for the nine months ended September 30, 2011 related to the Senior Loan.

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

For the six months ended June 30, 2012, we recorded interest income in the amount of $10,673, as compared to $37,501 for the nine months ended September 30, 2011.

Income Tax

At September 30, 2012, the Company had estimated an alternative minimum income tax liability of $1,458,816, for Federal and California purposes, relating to taxable gains resulting from the sale of its oil and gas properties in the current period. The Federal taxable income for regular income tax purposes was fully reduced by net operating loss carryforwards of $64,276,981. The Company’s deferred tax assets were previously subject to full valuation allowance.

Foreign Currency Exchange

Our foreign exchange expense is derived from our cash balances denominated in Canadian dollars. For the three months ended September 30, 2011, we recorded a foreign exchange gain of $74,969. For the six months ended June 30, 2012, we recorded a foreign exchange loss of $438, as compared to a foreign exchange gain of $239,558 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to shareholders in multiple distribution installments. NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware corporation, dissolved in accordance with the laws of Delaware on September 17, 2012.

As mentioned above, the Company’s board of directors declared an initial distribution to shareholders of $1.01 per Common Share in connection with the winding up of NiMin. The distribution will be made as a return of capital to shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company will be reduced accordingly. The distribution will be payable on October 22, 2012. On September 28, 2012, the Toronto Stock Exchange (“TSX”) determined that its “Due Bill” trading procedures will apply to the initial distribution to shareholders. The estimated $1.13 net assets in liquidation per outstanding share has not been reduced for the initial distribution of $1.01 per Common Share declared by the board of directors on September 24, 2012, payable on October 22, 2012 to Shareholders of record on October 9, 2012.

The amount and timing of any subsequent distributions to shareholders will depend on a number of factors, several of which cannot be determined at this time, including the ultimate amount of our known, unknown, and contingent liabilities. As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary from our current estimates.

Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Overall net assets in liquidation increased $829,034 from $77,914,535 at June 30, 2012 to $78,743,569 at September 30, 2012. The increase was primarily related to tax liability adjustments of $1,019,447. The remaining change in net assets related to investment income, adjustments to assets, costs incurred, and adjustments to liquidation accruals during the three month period.

The following table summarizes our cash flows for the periods presented.

	Six months ended June 30, 2012 ($)	Three months ended September 30, 2011 ($)	Nine months ended September 30, 2011 ($)
Cash flows (used in) provided by operating activities	(353,751)	(844,133)	(723,350)

Cash flows (used in) provided by investing activities	114,522,823	(6,540,829)	(17,818,168)

Cash flows (used in) provided by financing activities	(36,029,108)	4,055,652	11,791,667

Increase (decrease) in cash and cash equivalents	78,139,964	(3,329,310)	(6,749,851)

Cash and cash equivalents at beginning of the period	3,811,028	9,490,005	9,490,005

Foreign exchange on cash and cash equivalents	—	(276,892)	(112,004)

Cash and cash equivalents at end of the period	81,950,992	5,883,804	2,628,150

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

On June 28, 2012, and June 29, 2012, the Company completed its sale of its oil and gas properties in Wyoming and California for USD $93 million and USD $26 million, respectively.

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

In December, 2010, the U.S. Patent and Trademark Office issued a patent to NiMin for its CMD process for enhanced oil recovery. Our patent covers the process of the injection of oxygen and water as foam to create carbon dioxide (“CO2”) and steam in the reservoir through wet combustion. Assets relating to the CMD technology were written down to the net realizable value of $0 within general and administrative expenses on June 30, 2012. The Company plans on transferring the patents to the Legacy Liquidating Trust as a part of the Winding Up.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the six months ended June 30, 2012, and the nine months ended September 30, 2011, except for the office lease obligations which were outstanding during those respective periods.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our Annual Report. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs and receive income on its cash investments from September 30, 2012, through the liquidation of the Company throughout the Liquidation Period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk is market changes in oil and natural gas prices. Commodity prices for crude oil and natural gas are impacted by world economic events that dictate the levels of supply and demand. During the year ended December 31, 2011, we entered into swap contracts to minimize the variability in cash flows due to price movements in crude oil (See Item 2 – “MD&A – Crude Oil and Derivative Contracts”). During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at September 30, 2012, carried no liability.

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

Based on the evaluation, management concluded that as of September 30, 2012, the Company’s disclosure controls and procedures continue to not be effective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the year ended December 31, 2011, as amended from time to time, and filed with the SEC on March 14, 2012.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Axchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMIN ENERGY CORP.

(Registrant)

Dated: October 22, 2012	By:	/s/ Clarence Cottman III
Clarence Cottman III
Chief Executive Officer

	By:	/s/ Jonathan S. Wimbish
Jonathan S. Wimbish
Chief Financial Officer