Form 10-K
period 2012-12-31
NiMin Energy Corp.
filed 2013-03-11
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Title of each class
Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 27, 2012 based on the closing sales price of the Common Shares on the NEX of $0.10 per Common Share was $6,983,440.

The number of Common Shares, without par value, outstanding on March 11, 2013, was 69,834,396.

NIMIN ENERGY CORP.

FORM 10-K ANNUAL REPORT

Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains certain forward-looking information, which is based upon the current internal expectations, estimates, projections, assumptions and beliefs of NiMin, as of the date of such statements or information. Words such as “plan,” “expect,” “project,” “intend,” “believe,” “anticipate,” “estimate,” “may,” “will,” “potential,” “proposed,” and other similar words, or statements that certain events or conditions “may” or “will” occur, are intended to identify forward-looking information. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in the forward-looking information. By its nature, forward-looking information involves numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking information will not occur. Such forward-looking information in this Annual Report speaks only as of the date of this Annual Report.

Although NiMin believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that such expectations will prove to be correct. NiMin cannot guarantee future results, levels of activity, performance or achievements.

Statements made in this Report regarding the payment of additional liquidating distributions and of the timing of the dissolution are forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and other obligations arising from the sale of the Company’s properties and previous operation of its business; and risks associated with the liquidation and dissolution of the Company, including, without limitation, settlement of the Company’s liabilities and the actual timing of the liquidating distributions and dissolution.

The Company’s Board of Directors will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, which could substantially delay or limit the Company’s ability to make distribution in full to Shareholders.

Amounts available for the final distribution to Shareholders will depend on the amount the Board of NiMin determines are appropriate to be transferred to the Liquidating Trust, as defined herein, in accordance with Delaware law, and the consideration received by NiMin for the sale of the beneficial ownership interests in the Liquidating Trust.

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

“Board” means the board of directors of NiMin.

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

“DD&A” means depreciation, depletion, amortization and accretion expense.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“G&A” means general and administrative expenses.

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

“NiMin” or the “Company” means NiMin Energy Corp.

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

“Strategic Review” means management’s broad review of strategic alternatives aimed at maximizing Shareholders’ value. To assist in this review process, the Company has engaged Macquarie Capital as its financial advisor. The Company expects to consider and evaluate several alternatives, including strategic financing opportunities, asset divestitures, technology, licensing agreements, joint ventures and/or a corporate sale, merger or other business combination. There can be no assurance that this strategic review will result in a significant transaction.

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

“Wyoming Assets” means the fields located in the state of Wyoming which the Company previously held a 97% weighted average working interest and was the operator from December 2009 – June 2012.

ABBREVIATIONS

Crude Oil and Natural Gas Liquids		Natural Gas

Bbl	barrel	Mcf	thousand cubic feet
Bbl/d	barrels per day	Mcf/d	thousand cubic feet per day
boe/d	barrels of oil equivalent of natural gas and crude oil per day
boe	barrels of oil equivalent of natural gas and crude oil, unless otherwise indicated
bopd	barrels of oil per day

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

Financial and Other Information

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”). In this Annual Report, when we provide information as of the date of this Annual Report, we mean as of March 11, 2013.

PART I

ITEMS 1.	BUSINESS

NiMin Energy Corp. (“NiMin,” “we” or the “Company”) was an oil and gas company engaged in the acquisition, development and production of oil and gas properties in the United States until June 30, 2012, when we ceased to have oil and gas operations.

The annual and special meeting (the “Special Meeting”) of holders of Common Shares (“Shareholders”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, Shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy Energy Inc. (“Legacy”) pursuant to purchase and sale agreements for its Wyoming based oil and gas assets (“Wyoming Assets”) and California, based oil and gas assets (“California Assets”).

At the Special Meeting, the Shareholders were also asked to consider and vote on the voluntary liquidation and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up”) and the distribution to Shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy), and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the Common Shares.

Both the Sale of Assets and the Winding Up were approved by the Shareholders at the Special Meeting. In order for the Company to complete the Winding Up, the appropriate corporate steps were required to be taken for the dissolution and liquidation of Legacy which dissolution was filed in Delaware on September 17, 2012. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming Assets and the California Assets, as more particularly described below.

On June 28, 2012, Legacy completed its previously announced sale of its Wyoming Assets to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (“BreitBurn”), for total cash consideration of approximately $93 million, being the original purchase price of approximately $98 million less approximately $5 million adjusted to account for preliminary purchase price adjustments. On August 30, 2012, Legacy completed its final settlement with BreitBurn and received approximately $2.3 million based on the final purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its California Assets to Southern San Joaquin Production, LLC, for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million, adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing was deposited with an escrow agent until December 28, 2012, in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments. On December 28, 2012, the $3 million was released to NiMin from the escrow account.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to Shareholders in installments.

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company was reduced accordingly. The distribution of $70,532,740 was paid on October 22, 2012.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders in one final distribution on a future date which has not yet been determined.

On October 10, 2012, Nimin voluntarily delisted the Common Shares from the TSX after the close of trading on October 22, 2012, and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange (“NEX”), effective as of opening of the market on October 23, 2012. From October 23, 2012 and onwards, the Common Shares trade on NEX under the symbol “NNN.H”.

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2012. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting. Therefore, financial information presented as of and for the six months ended December 31, 2012, is not comparable to financial information presented for prior periods.

Effective February 1, 2013, the Legacy Energy Liquidating Trust, a Delaware statutory trust (the “Liquidating Trust”), was established to provide for the transfer of certain assets of Legacy to the Liquidating Trust in order to satisfy any future unknown claims against Legacy following its dissolution and liquidation. NiMin is the sole owner of beneficial ownership interests in the Liquidating Trust. The Board of Directors of NiMin will fund the Liquidating Trust with assets, which will include $250,000 in cash. In addition, the Board will fund the liquidating trust with any other assets of Legacy that are not otherwise disposed of in liquidation which the Board deems to be reasonably likely to be sufficient to provide compensation for claims that have not been made known to Legacy or that have not arisen but that, based on facts known to Legacy and NiMin, may arise following dissolution, as required by Delaware law. On January 3, 2016, the Liquidating Trust will terminate by its terms and any remaining assets in the Liquidating Trust will be distributed to the owners of the beneficial interests.

NiMin has determined that the appropriate amount to fund the Liquidating Trust to meet unknown claims and the ongoing obligations of the Liquidating Trust is $250,000, which shall be funded prior to the dissolution of NiMin. NiMin intends to sell the beneficial ownership interests in the Liquidating Trust along with the patents in the CMD process and rights to an overriding royalty on non-producing properties to Pacific Oil and Gas LLC, a company owned by two directors of NiMin, for aggregate proceeds of $1,000 in order to complete the dissolution and liquidation of NiMin.

Management

Our corporate headquarters are located at 1160 Eugenia Place, Suite 100, Carpinteria, California. As of December 31, 2012, the Company had no employees but has retained five consultants to serve as Chief Executive Officer, Chief Financial Officer, Corporate Controller and two administrative employees. We also utilized the services of independent contractors to perform various other services.

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

We also make available free of charge through our website, www.niminenergy.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

1.A.	Risk Factors

The amount and timing of the final liquidating distribution to our Shareholders are subject to risks. These risks include those described below and may include additional risks and uncertainties not presently known to us. The amount and timing of the final liquidating distribution to our Shareholders could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this Annual Report.

The final liquidating distribution to Shareholders may be less than we currently estimate. In this Annual Report, we have estimated our net assets in liquidation and our net assets in liquidation per outstanding share, pursuant to requirements for liquidation accounting. These estimates will be affected by factors which may be outside of our control, including unforeseen contingent liabilities arising out of the sale of our properties or the previous conduct of our business and expenses we incur prior to the liquidation and dissolution of the Company. For instance, as of December 31, 2012, we have accrued for an asset retirement obligation of $203,861 related to the plugging of a well in Louisiana and if the expenses and liability related to such obligation are higher than we have estimated at the time of liquidation, the funds available for distribution to our Shareholders will be less. In addition, we have accrued for various expenses including professional fees and other costs related to the liquidation, and in the event the Company is not dissolved within the timeframe we have estimated, or if we encounter unforeseen circumstances that increase these fees and costs from our current estimates, the amount available for distribution to Shareholders will be less.

The dissolution of the Company could take longer than we currently anticipate. Before the Company can be dissolved, the Board will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, the Company is seeking tax clearance in Canada, and all of the Company’s remaining assets will need to be liquidated. If any of these actions take longer than anticipated, the Company’s costs could increase, which would decrease the amount of cash available for distribution, and could delay or limit the Company’s ability to make the final distribution to Shareholders.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Following the completion of the sale of our Wyoming Assets and our California Assets, we have no other material oil and gas properties. We currently lease our office space, through the final dissolution of NiMin.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Shares were listed on the TSX under the trading symbol “NNN” on September 4, 2009, and began trading on September 8, 2009. Prior thereto, the Pre-consolidated Shares were listed on the TSXV under the trading symbol “NNI.P” beginning November 13, 2007.

The Common Shares were voluntarily delisted from the Toronto Stock Exchange (“TSX”) after the close of trading on October 22, 2012 and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange, effective as of market open on October 23, 2012. From and after October 23, 2012, NiMin’s Common Shares trade on the NEX under the symbol “NNN.H”.

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the TSX for the two most recent fiscal years and subsequently on the NEX for the most recent fiscal periods as reported by a public source we consider reliable.

Trading Prices on TSX

	High (Cdn$)	Low (Cdn$)	Volume
October 1 to 22, 2012	1.09	1.06	541,056
3rd Quarter 2012	1.08	0.97	18,122,612
2nd Quarter 2012	1.05	0.75	23,183,507
1st Quarter 2012	1.04	0.63	6,806,670
4th Quarter 2011	1.13	0.53	9,041,546
3rd Quarter 2011	1.82	1.12	3,354,941
2nd Quarter 2011	2.15	1.54	6,775,231
1st Quarter 2011	2.65	1.54	13,306,222

Trading Prices on NEX

	High (Cdn$)	Low (Cdn$)	Volume
December 2012	0.11	0.095	1,180,315
November 2012	0.10	0.090	992,070
October 23 to 31, 2012	0.10	0.095	538,302

The Common Shares were traded on the OTC-BB under the symbol NEYYF beginning March 11, 2011.

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the OTC-BB for the most recent fiscal year as reported by a public source we consider reliable.

Trading Prices on OTC-BB

	High ($)	Low ($)	Volume
4th Quarter 2012	1.11	0.10	4,761,038
3rd Quarter 2012	1.09	0.96	5,619,436
2nd Quarter 2012	1.05	0.76	6,791,237
1st Quarter 2012	1.03	0.62	2,681,038

The Company’s Common Shares were traded on the OTCQX under the symbol NEYYF beginning October 22, 2009.

The Common Shares were subsequently delisted from the OTCQX effective Monday, July 23, 2012.

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the OTCQX for the two most recent fiscal years as reported by a public source we consider reliable.

Trading Prices on OTCQX

	High ($)	Low ($)	Volume
July 1 to 22, 2012	1.01	0.96	3,568,430
2nd Quarter 2012	1.05	0.76	6,791,237
1st Quarter 2012	1.03	0.62	2,681,038
4th Quarter 2011	1.09	0.50	5,161,545
3rd Quarter 2011	1.94	1.07	1,641,780
2nd Quarter 2011	2.24	1.55	2,798,738
1st Quarter 2011	2.74	1.55	5,363,610

As of March 11, 2013, there were 69,834,396 holders of record of Common Shares.

Liquidating Distribution Policy

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company was reduced accordingly. The distribution of $70,532,740 was paid on October 22, 2012.

Additional liquidating distributions are subject to a number of risks and uncertainties. Such risks and uncertainties include, without limitation, possible contingent liabilities and post-closing indemnification and other obligations arising from the sale of the Company’s properties; and risks associated with the liquidation and dissolution of the Company, including, without limitation, settlement of the Company’s liabilities in dissolution, the amount of income earned on the Company’s cash and cash equivalents and short-term investments during the liquidation period, and the actual timing of the liquidating distributions. The Board will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, which could substantially delay or limit the Company’s ability to make distribution in full to Shareholders.

Certain Canadian Federal Income Tax Consequences

The following general summary describes the material Canadian federal income tax consequences applicable to a holder of our Common Shares who, for purposes of the Income Tax Act (Canada) (the “ITA”), is a resident of the United States and is not a resident or deemed to be a resident of Canada, is not affiliated with the Company, did not acquire any Common Shares by virtue of employment, is not a financial institution, partnership or a trust, holds our Common Shares as capital property, and does not, and is not deemed to use or hold, any Common Shares in connection with carrying on a business in Canada, and who qualifies for benefits under the Canada-United States Tax Convention (1980), as amended (the “Treaty”) (each such holder, a “US Holder”). Special rules, which are not discussed in this summary, may apply to a US Holder that is an insurer carrying on business in Canada and elsewhere.

This summary is based upon the current provisions of the ITA, the regulations thereunder (the “Regulations”), the Treaty, and the current publicly announced administrative and assessing policies of Canada Revenue Agency and all specific proposals (the “Tax Proposals”) to amend the ITA, Regulations or Treaty announced by the Minister of Finance (Canada) prior to the date hereof. This description is not exhaustive of all possible Canadian federal income tax consequences and, except for the Tax Proposals, does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action, and does not, except for the Treaty, take into account any income tax laws or considerations of any province or territory of Canada or foreign tax considerations, which may differ significantly from those discussed herein. This summary assumes that the Tax Proposals will be enacted in their form as of the date hereof.

The following discussion is for general information only and is not intended to be, and should not be construed to be, legal or tax advice to any holder of Common Shares of the Company and no opinion or representation with respect to the Canadian federal income tax consequences to any such holder or prospective holder is made. Accordingly, holders and prospective holders of Common Shares should consult with their own tax advisors about the federal, provincial and foreign tax consequences of purchasing, owning and disposing of Common Shares.

Disposition of Common Shares

Generally, a US Holder will only be subject to tax under the ITA in respect of any capital gain realized on a disposition of Common Shares if, at the time of disposition, the Common Share is, or is deemed to be, “taxable Canadian property” (as defined in the ITA), and not “treaty-protected property” (as so defined), of the US Holder.

The Common Shares generally should not constitute taxable Canadian property of a US Holder provided that the Common Share did not at any time during the 60-month period preceding the disposition, directly or indirectly derive more than 50% of its fair market value from, or from any combination of, (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as defined in the ITA), (iii) “timber resource property” (as so defined), and (iv) options in respect of interests in, or for civil law rights in, any of the properties listed in items (i) to (iii), whether or not such properties exist, and the Common Share is not otherwise deemed to be taxable Canadian property.

A Common Share should generally constitute treaty-protected property of a US Holder provided that, at the time of its disposition, any income or gain arising from the disposition would be exempt from Canadian federal income tax under the Treaty. The Treaty provides that a gain derived from the disposition by a resident of the United States of a share of a company that is a resident of Canada for the purposes of the Treaty generally will not be taxable in Canada unless the value of the share derives principally from the real property situated in Canada.

A US Holder’s capital gain (or capital loss) from an actual or deemed disposition of a Common Share that is taxable Canadian property and is not treaty-protected property will generally be the amount, by which the US Holder’s proceeds of disposition exceed (or are exceeded by) the aggregate of the adjusted cost base of the Common Share and any reasonable costs of disposition. The US Holder will be required to include one half of any capital gain so arising (“taxable capital gain”) in the US Holder’s taxable income earned in Canada for the year of disposition, and will be entitled to deduct one half of any capital loss (“allowable capital loss”) so arising from taxable capital gains realized in the year on dispositions of taxable Canadian property that are not treaty-protected property and, to the extent not so deductible against such taxable capital gains realized in any of the three preceding taxation years or any subsequent taxation year, in the circumstances and to the extent described in the ITA.

US Holders should consult their own tax advisors regarding whether or not their Common Shares may be taxable Canadian property or treaty-protected property.

Dividends

The Company will be required to withhold Canadian federal income tax (“Withholding Tax”) from any dividend that is, or is deemed to be, paid to a US Holder on the US Holder’s Common Shares. The rate of Withholding Tax under the ITA is 25% of the gross amount of the dividend, but should generally be reduced to 15% for the US Holders under the Treaty.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Company for the period ended June 30, 2012 and the fiscal years ended December 31, 2011, and 2010, has been derived from the audited annual consolidated financial statements of the Company. The information contained in the selected financial data is qualified in its entirety by reference to the Company’s consolidated financial statements and related notes included in ITEM 8 – Financial Statements, and should be read in conjunction with such financial statements and with the information appearing in ITEM 7. – MD&A. The audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

In addition, as a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2012. Financial information presented below as of and subsequent to June 30, 2012, include a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting.

Selected Financial Data

	Six months ended June 30, 2012 ($)	Year ended December 31, 2011(1) ($)	Year ended December 31, 2010(1) ($)

Revenues	10,985,590	24,305,685	14,029,198
Production expense	(4,257,619)	(11,565,565)	(9,116,563)
Gain (loss) on derivative contracts	189,507	(753,053)	(708,032)
General & administrative expenses	(6,043,260)	(7,894,479)	(7,888,736)

Liquidation related expenses	(7,537,423)	—	—
Interest income	10,673	44,595	54,070
Interest expense	(6,443,178)	(5,406,133)	(7,108,109)
Foreign exchange gain (loss)	(438)	(26,101)	6,617
Other	(22,818)	(196,649)	248,734
Other reclamation costs	(659,115)	—	—
Gain on sale of oil & gas properties and equipment	46,280,232	—	—

DD&A	(1,697,361)	(3,507,669)	(3,190,905)

Change in fair value of warrants	235,134	1,062,208	1,674,053

Change in fair value of options	296,519	707,513	—

Income (loss) before income taxes	31,336,443	(3,229,648)	(11,999,673)
Income tax expense	2,478,263	—	386,772

Net income (loss)	28,858,180	(3,229,648)	(12,386,445)

Net income (loss) per share - basic and diluted	0.41	(0.05)	(0.21)

Note:

(1)	Audited

	December 31, 2011 ($)	December 31, 2010 ($)

Working Capital (Deficiency)	(2,628,937)	5,239,836
Stockholders’ equity	46,984,363	32,077,128
Long-term Debt	31,950,000	36,000,000
Total Assets	90,519,375	81,908,408
Dividends	—	—
Common Stock	108,758,460	93,107,905
Number of Shares Outstanding	69,834,396	61,690,977

NiMin Energy Corp.

Statement Summary of Changes in Nets Assets from June 30, 2012 to December 31, 2012

(Liquidation Basis)

Net Assets in Liquidation as of June 30, 2012	$77,914,536

Increase (decrease) to net assets:
Cash distribution to shareholders from July 1, 2012 to December 31, 2012	(70,532,740)
Investment income from July 1, 2012 to December 31, 2012	56,213
Tax Adjustment from July 1, 2012 to December 31, 2012	1,019,447
Adjustments to assets from July 1, 2012 to December 31, 2012	(55,927)
Adjustments to Liquidation accruals from July 1, 2012 to December 31, 2012	(528,868)
Costs incurred from July 1, 2012 to December 31, 2012	(85,255)
Foreign exchange adjustment from July 1, 2012 to December 31, 2012	49,512

Net decrease to net assets:	(70,077,618)

Net Assets in Liquidation as of December 31, 2012	$7,836,918

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with the “Selected Consolidated Financial Information” in Item 6 above and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

In this MD&A, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”).

FORWARD-LOOKING INFORMATION

This MD&A contains certain forward-looking information, which is based upon the current internal expectations, estimates, projections, assumptions and beliefs of NiMin, as of the date of such statements or information. Words such as “plan,” “expect,” “project,” “intend,” “believe,” “anticipate,” “estimate,” “may,” “will,” “potential,” “proposed,” and other similar words, or statements that certain events or conditions “may” or “will” occur, are intended to identify forward-looking information. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in the forward-looking information. By its nature, forward-looking information involves numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking information will not occur. Such forward-looking information in this MD&A speaks only as of the date of this Annual Report.

Although NiMin believes that the expectations reflected in the forward-looking information are reasonable, there can be no assurance that such expectations will prove to be correct. NiMin cannot guarantee future results, levels of activity, performance or achievements.

Statements made in this MD&A regarding the payment of additional liquidating distributions and of the timing of the dissolution are forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties, and there can be no assurance that the expectations reflected in those statements will be realized or achieved. Such risks and uncertainties include, without limitation, possible contingent liabilities and other obligations arising from the sale of the Company’s properties and previous operation of its business; and risks associated with the liquidation and dissolution of the Company, including, without limitation, settlement of the Company’s liabilities and the actual timing of the liquidating distributions and dissolution.

The Board will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, which could substantially delay or limit the Company’s ability to make distribution in full to Shareholders.

Amounts available for the final distribution to Shareholders will depend on the amount the Board of NiMin determines are appropriate to be transferred to the Liquidating Trust, as defined herein, in accordance with Delaware law, and the consideration received by NiMin for the sale of the beneficial ownership interests in the Liquidating Trust.

BOE Presentation

Barrels of oil equivalent (“boe”) may be misleading, particularly if used in isolation. A boe conversion ratio of six thousand cubic feet of natural gas (“mcf”): one barrel of oil (“bbl”) is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Overview

NiMin Energy Corp. (“NiMin”, “we” or the “Company”) was an oil and gas company engaged in the acquisition, development and production of oil and gas properties in the United States until June 30, 2012, when we ceased to have oil and gas operations.

The annual and special meeting (the “Special Meeting”) of holders of Common Shares (“Shareholders”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, Shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy pursuant to purchase and sale agreements with respect to its Wyoming based oil and gas assets (“Wyoming Assets”) and California based oil and gas assets (“California Assets”).

At the Special Meeting, the Shareholders were also asked to consider and vote on the voluntary liquidation and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up”) and the distribution to Shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy), and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company, by way of a reduction of the stated capital of the Common Shares.

Both the Sale of Assets and the Winding Up were approved by the Shareholders at the Special Meeting. In order for the Company to complete the Winding Up, the appropriate corporate steps were required to be taken for the dissolution and liquidation of Legacy which dissolution was filed in Delaware on September 17, 2012. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming Assets and the California Assets all as more particularly described below.

On June 28, 2012, Legacy completed its previously announced sale of its Wyoming Assets to BreitBurn Operating L.P., a wholly-owned subsidiary of BreitBurn Energy Partners L.P. (“BreitBurn”), for total cash consideration of approximately $93 million, being the original purchase price of approximately $98 million less, approximately $5 million adjusted to account for preliminary purchase price adjustments. On August 30, 2012, Legacy completed its final settlement with BreitBurn and received approximately $2.3 million based on the final purchase price adjustments.

On June 29, 2012, Legacy completed its previously announced sale of its California Assets to Southern San Joaquin Production, LLC for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing was deposited with an escrow agent until December 28, 2012 in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments. On December 28, 2012, the $3 million was released to NiMin from the escrow account.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to Shareholders in installments.

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company was reduced accordingly. The distribution of $70,532,740 was paid on October 22, 2012.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders in one final distribution on a future date which has not yet been determined.

On October 10, 2012, Nimin voluntarily delisted the Common Shares from the TSX after the close of trading on October 22, 2012, and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange (“NEX”), effective as of opening of the market on October 23, 2012. From October 23, 2012 and onwards, the Common Shares will trade on the NEX under the symbol “NNN.H”.

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2012. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting. Therefore, financial information presented as of and for the six months ended December 31, 2012, is not comparable to financial information presented for prior periods.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations —

Period from January 1, 2012 to December 31, 2012 and for the years ended December 31, 2011 and 2010.

Crude oil and natural gas sales

Given that the sale of Wyoming Assets and California Assets closed on June 28, 2012 and June 29, 2012, respectively, the associated revenues are included in revenues and expenses for the period ended June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012 was adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

For the six months ended June 30, 2012, we recorded gross revenues of $13.78 million. Given the Sale of Assets during the second quarter of 2012, the Company did not have any oil and gas revenues during the six months ended December 31, 2012.

For the year ended December 31, 2011, we recorded gross revenues of $30.95 million, as compared to $18.75 million for the year ended December 31, 2010. Oil sales as a percentage of total revenue during the year ended December 31, 2011 as compared to the same period in 2010 increased from 93% to 98%. Oil volumes increased by 35% to 960 barrels of oil per day (“Bopd”) and the price received increased by 28% to $86.44 during the year ended December 31, 2011, as compared to the same period in 2010. Natural gas sales as a percentage of total revenue during the year ended December 31, 2011, as compared to the same period in 2010 decreased from 7% to 2%. Natural gas volumes decreased by 45% to 439 thousand cubic feet of natural gas per day (“Mcf/d”) and the price received decreased by 10% to $4.09 during the year ended December 31, 2011 as compared to the same period in 2010. The increase in gross revenues for the year ended December 31, 2011, as compared to the same period during 2010, was mainly due to successful drilling and work-overs in Wyoming.

Crude Oil Derivative Contracts

Commodity price risk was the risk that the future cash flows will fluctuate as a result of changes in commodity prices. Commodity prices for crude oil and natural gas are impacted by world economic events that dictate the levels of supply and demand.

In January of 2010, the Company entered into a derivative financial contract for 7,500 barrels of WTI crude oil production per month at a fixed rate of $85.10 per barrel until December 2012.

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

We do not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognize the current change in a derivative’s fair value in earnings. On December 31, 2011, we recognized $976,929 as a derivative liability on crude oil derivative contracts.

For the year ended December 31, 2011, the change in derivative contracts included a realized loss of $1.12 million and an unrealized gain of $365,109. For the year ended December 31, 2010, the change in derivative contracts included a realized gain of $501,255 and an unrealized loss of $1.21 million.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at December 31, 2012, did not carry derivative contracts on the balance sheet.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507.

Royalties

California

The Company paid a crude oil production fee consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declined at a rate of 5.5% each year.

For the six months ended June 30, 2012, we recorded royalties in California in the amount of $1.31 million.

For the year ended December 31, 2011, we recorded royalties in California in the amount of $2.19 million as compared to $1.68 million for the same period in 2010. The increase in royalties for the year ended December 31, 2011 was mainly due to higher realized commodity prices.

Louisiana

Royalties related to Louisiana production varied by property. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana and no royalties were recorded for the six months ended June 30, 2012.

For the year ended December 31, 2011, we recorded $842,900 in royalties representing an average rate of 29.56%, as compared to $870,564 representing an average rate of 26.88% for the year ended December 31, 2010. The increase in royalties was mainly due to higher realized commodity prices.

Wyoming

For the six months ended June 30, 2012, we recorded $1.47 million in royalties in Wyoming representing an average rate of 16.12%.

For the year ended December 31, 2011, we recorded $3.62 million in royalties in Wyoming representing an average rate of 17.67%, as compared to $2.12 million or 20.51% for the same period in 2010. The increase in royalties was mainly due to higher realized commodity prices and quantities produced.

Operating Costs

For the six months ended June 30, 2012, we incurred operating costs in the amount of $4.26 million and $996,327 in severance taxes.

For the year ended December 31, 2011, we incurred operating costs in the amount of $11.57 million, as compared to $9.12 million for the same period in 2010. During the year ended December 31, 2011, we incurred increased operating costs as compared to the same period in 2010 mainly due to: (i) higher production volumes in 2011; (ii) higher severance taxes paid in 2011 resulting from a 65% increase in oil and gas revenues for the year ended December 31, 2011; (iii) workovers performed in Wyoming during the year ended December 31, 2011; (iv) temporary production equipment rentals and contract labor expense; and (v) costs associated with the Krotz Springs Field and its maintenance due to the south Louisiana flooding.

Operating costs included severance taxes paid in Louisiana and Wyoming. There was no severance tax in the state of California. Severance taxes in Louisiana consist of 12.5% on gross oil sales and $0.164 per Mcf of gas sales. For the year ended December 31, 2011, we recorded $2.36 million in severance taxes, as compared to $1.32 million for the same period in 2010. The increase in severance taxes was mainly due to higher production volumes and commodity prices.

General and Administrative Expenses (“G&A”)

For the six months ended June 30, 2012, we recorded G&A expense, excluding stock based compensation (“SBC”), of $3.75 million.

For the year ended December 31, 2011, we recorded G&A expense, excluding SBC of $5.29 million, as compared to $5.17 million for the same period in 2010. This increase during the year ended December 31, 2011 was due to higher accounting and personnel expense, as compared to the same period in 2010.

Following the approval of the Winding Up, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

For the six months ended June 30, 2012, we recorded SBC in the amount of $2.29 million.

For the year ended December 31, 2011, we recorded SBC in the amount of $2.61 million, as compared to $2.72 million for the same period in 2010. The decrease in SBC for the year ended December 31, 2011 as compared to the previous year was due to the forfeiture of options during 2011.

For the six months ended June 30, 2012, we recorded liquidation related expenses of $7.54 million primarily related to accrued professional fees, and severance and payroll related payments.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

We followed the full-cost method of accounting and all costs included in proved properties and all future development costs along with our total proved reserves determine the period’s depletion cost.

For the six months ended June 30, 2012, we recorded DD&A in the amount of $1.70 million.

For the year ended December 31, 2011, we recorded DD&A in the amount of $3.51 million, as compared to $3.19 million for the same period in 2010. The decrease in the DD&A rate per boe for the year ended December 31, 2011, was due to an increase in our proved reserves at December 31, 2011 (15,923 thousand boe (“Mboe”) in 2011, as compared to 13,717 Mboe in 2010).

Change in Fair Value of Warrants and Options

The exercise price of certain warrants was denominated in Canadian dollars, which was not the functional currency of the Company. As a result, these warrants were classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value recognized in earnings.

During the year ended December 31, 2012, none of the issued warrants were exercised, and due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to Shareholders as this represents management’s best estimate of the value of the underlying equity instruments as of December 31, 2012. As the warrants have an exercise price greater than the expected cash distribution to Shareholders, the value of the warrants were determined to approximate zero. As a result, a gain of $235,134 was recognized in earnings during the six months ended June 30, 2012. As a result of the approval of the Winding Up in July 2012, 2,188,970 of unexercised warrants were terminated, leaving 96,930 warrants outstanding related to Krescent Energy Partners LLC.

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

The exercise price of 2.70 million stock options relating to former employees that transitioned to a consulting role was denominated in Canadian dollars, which was not the functional currency of the Company (which was the U.S. dollar). As a result, the applicable 2.20 million vested options were classified as a liability on the balance sheet and recorded at their fair value at the end of each period with the change in fair value recognized in earnings. Following the approval of the Winding Up, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

As a result of the approval of the Winding Up of the Company, the Company valued the stock options based on the expected cash distribution to Shareholders as this represents management’s best estimate of the valuation of the underlying equity instruments as of June 30, 2012. As the stock options at June 30, 2012, had an exercise price greater than the expected cash distribution to Shareholders, the value of the stock options were determined to approximate zero. Further, a gain of $296,519 was recognized in earnings during the six months ended June 30, 2012. In addition, all stock options were terminated in July 2012.

Interest Income and Expense

For the six months ended June 30, 2012, we recorded interest expense of $6.44 million ($3.49 million non-cash) related to the Senior Loan.

For the year ended December 31, 2011, we recorded interest expense of $5.41 million ($906,569 non-cash) related to the Senior Loan as compared to $7.11 million ($3.46 million non-cash) for the same period in 2010 related to: (i) the Short-term Loan (ii) and the Senior Loan. The amortization of debt issuance cost related to the Short-term Loan and Senior Loan was included in interest expense.

As part of the Winding Up, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied in addition to the accrued interest of $1,118,853 and principal of $36,000,000. The remaining unamortized debt issuance cost of $3.23 million related to the Senior Loan was included in current period interest expense.

For the six months ended June 30, 2012, we recorded interest income in the amount of $10,673.

For the year ended December 31, 2011, we recorded interest income in the amount of $44,595 as compared to $54,070 for the same period in 2010. Lower interest income for the years ended December 31, 2011 and 2010 was due to a reduction in average interest-bearing cash balances and lower interest rates.

Income Tax

In October 2012, the Company paid $1.80 million, for Federal U.S. and California purposes, relating to taxable gains resulting from the sale of its oil and gas properties in 2012. The Federal U.S. taxable income for regular income tax purposes was fully reduced by net operating loss carryforwards of $63,362,738. The Company’s deferred tax assets were previously subject to full valuation allowance.

Foreign Currency Exchange

Our foreign exchange expense was derived from our cash balances denominated in Canadian dollars. For the six months ended June 30, 2012, we recorded a foreign exchange loss of $438.

For the year ended December 31, 2011, we recorded a foreign exchange loss of $26,101 as compared to $6,617 for the same period in 2010.

Liquidity and Capital Resources

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to Shareholders in installments.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company will distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders remaining. NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware company, dissolved in accordance with the laws of Delaware on September 17, 2012.

As mentioned above, the Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up of NiMin. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company was reduced accordingly. The distribution was paid on October 22, 2012.

The amount and timing of any subsequent distributions to Shareholders will depend on a number of factors, several of which cannot be determined at this time, including the ultimate amount of our known, unknown, and contingent liabilities. As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary from our current estimates.

Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Overall net assets in liquidation decreased from $77,914,536 at June 30, 2012 to $7,836,918 at December 31, 2012. The decrease was primarily related to a cash distribution to Shareholders of $70,532,740, changes in liquidation accruals related to professional fees and payroll of $1,192,227 and asset retirement obligations of $163,850. Furthermore, an increase in net assets was related to a tax adjustment of $1,019,447 and changes to accrued liabilities of $982,589. The remaining change in net assets related to investment income, adjustments to assets, costs incurred, and adjustments to other liquidation accruals during the six month period.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the six months ended June 30, 2012, and the year ended December 31, 2011, except for the office lease obligations which were outstanding during those respective periods.

Critical Accounting Policies, Estimates and Liquidation Form of Accounting

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs from December 31, 2012, through the liquidation of the Company. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to Shareholders.

In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.

The amounts recorded for depletion and depreciation of property and equipment, the accretion expense associated with the asset retirement obligation and the cost recovery assessments for property and equipment were based on estimates of proved reserves, production and discount rates, oil and natural gas prices, future costs and other relevant assumptions. The amount recorded for the unrealized gain or loss on financial instruments was based on estimates of future commodity prices and volatility. The recognition of amounts in relation to stock-based compensation requires estimates related to valuation of stock options at the time of issuance or modification. Future taxes require estimates as to the realization of future tax assets and the timing of reversal of tax assets and liabilities. By their nature, these estimates are subject to measurement uncertainty and the effect on the consolidated financial statements from changes in such estimates in future years could be significant.

On an ongoing basis, we review estimates, including those related to the impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Pre-Liquidation Accounting Policies

Crude Oil and Natural Gas Properties

We accounted for our crude oil and natural gas producing activities under the full-cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration, and development of proved crude oil and natural gas properties, including the costs of abandoned properties, dry holes, geological and geophysical costs, and annual lease rentals, were capitalized. All general corporate costs were expensed as incurred. Sales or other dispositions of crude oil and natural gas properties were accounted for as adjustments to capitalized costs with no gain or loss recorded unless such sale would alter the relationship between pool cost and reserves.

Depletion and Depreciation

Depletion of crude oil and natural gas properties was computed under the unit-of-production method where by the ratio of production to proved reserves, after royalties, determined the proportion of depletable costs to be expensed in each period. Costs associated with unevaluated properties were excluded from the full-cost pool until a determination was made whether proved reserves can be attributable to the related properties. Unevaluated properties were evaluated at least annually to determine whether the costs incurred should have been classified to the full-cost pool and thereby subject to amortization. A significant reduction in our proved reserves may have resulted in an accelerated depletion rate.

Reserves were determined by an independent reserves engineering firm. Volumes were converted to equivalent units using the ratio of one barrel of oil to six thousand cubic feet of natural gas.

Depreciation of equipment was provided for on a straight-line basis over the useful life (5 to 10 years) of the asset.

Impairment of oil and gas properties

We performed a full-cost ceiling test on proved crude oil and natural gas properties in which the capitalized costs were not allowed to exceed their related estimated future net revenues of proved reserves discounted at 10%, net of tax considerations. Costs associated with unevaluated properties were excluded from the full-cost pool until a determination was made whether proved reserves can be attributable to the related properties. Unevaluated properties were evaluated at least annually to determine whether the costs incurred should have been classified to the full-cost pool and thereby subject to amortization. A significant reduction in our proved reserves may have resulted in a full cost ceiling limitation.

Equipment was reviewed for impairment whenever events or changes in circumstances indicate such impairment may have occurred. An impairment was recognized when the estimated undiscounted future net cash flows of an asset was less than its carrying value. If an impairment occurred, the carrying value of the impaired asset was reduced to fair value.

Asset Retirement Obligations

We recognized a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalized an equal amount as a cost of the asset. The cost associated with the abandonment obligation was included in the computation of depreciation, depletion, amortization and accretion. The liability accreted until we settle the obligation. We used a credit-adjusted risk-free interest rate in its calculation of asset retirement obligations (“ARO”).

Revisions to the original estimated liability would have resulted in an increase or decrease to the ARO liability and related capitalized costs. Actual costs incurred upon settlement of the asset retirement obligation were charged against the obligation to the extent of the liability recorded.

Estimates for future abandonment and reclamation costs were based on historical costs to abandon and reclaim similar sites, taking current costs into consideration. The liability was based on our net interest in the respective sites.

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

We do not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any tax-related interest expense recognized during 2012, 2011 or 2010.

Commodity and Derivative Instruments

Derivative instruments were recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depended on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value were recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges were recorded as a gain or loss on derivative contracts in the consolidated statements of operations. We did not designate its derivative financial instruments as hedging instruments and, as a result, recognized the change in a derivative’s fair value currently in earnings.

Fair value measurements

We categorized our assets and liabilities that were measured at fair value, based on the priority of the inputs to the valuation techniques. The three levels of the fair value measurement hierarchy were as follows:

Level 1: Unadjusted quoted prices in active markets that were accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that were not active, or inputs which were observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Measured based on prices or valuation models that required inputs that were both significant to the fair value measurement and less observable for objective sources (i.e. supported by little or no market activity).

Financial assets and liabilities were classified based on the lowest level of input that was significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement required judgment, which may affected the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company considered active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. For assets and liabilities carried at fair value, the Company measured fair value under the following levels:

Financial Instrument	Level
Cash and cash equivalents	Level 1
Restricted investments	Level 1
Long-term debt	Level 2
Commodity derivative	Level 2
Warrants and options	Level 3

Stock-Based Compensation

We measured and recognized compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that was ultimately expected to vest was recognized as an expense on a straight-line basis over the requisite vesting period. We estimated the fair value of stock option awards on the date of grant using an option-pricing model. We used the Black-Scholes Model as its method of valuation for share-based awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model was affected by NiMin’s stock price, as well as assumptions regarding a number of subjective variables. These variables included, but are not limited to, our expectation of NiMin’s stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested due to required services not having been fully performed, was determined on subsequent reporting dates.

Foreign Currency Transactions

The consolidated financial statements are presented and measured in U.S. dollars, as substantially all of our operations are located in the United States of America. Transactions and balances using Canadian dollars are expressed in U.S. dollars whereby monetary assets and liabilities are expressed at the period end exchange rate, non-monetary assets and liabilities are expressed at historical exchange rates, and revenue and expenses are expressed at the average exchange rate for the period. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation regarding the effectiveness of the design and operation of the Company’s disclosure control and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this annual report on Form 10-K.

Based on the evaluation, management concluded that as of December 31, 2012, the Company’s disclosure controls and procedures continue to be ineffective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, management used the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2012, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information regarding each of the executive officers of NiMin and each member of the Board as of March 11, 2013:

Name	Positions	Age	Date First Elected or Appointed a Director or Officer
Clarence Cottman III(1)	Chairman, Chief Executive Officer and Director	57	September 2009
Jonathan S. Wimbish	Chief Financial Officer	42	September 2009
D. Scott Dobson(5)	Chief Operating Officer(5)	39	January 2011
Brian E. Bayley(1) (3)(4)	Director	60	September 2009
William Gumma(2)(3)	Director	65	June 2011
W.A. (Alf) Peneycad(1)(2)(3)(4)	Director	66	September 2009
Robert L. Redfearn(2)(3) (4)	Director	78	September 2009

Notes:

(1)	Member of the corporate governance committee.
(2)	Member of the reserves committee.
(3)	Member of the compensation committee.
(4)	Member of the audit committee.
(5)	D. Scott Dobson was initially appointed Vice President Operations in January 2011 and subsequently was promoted to Chief Operating Officer in September 2011. Mr. Dobson resigned in August, 2012.

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

D. Scott Dobson

Former Chief Operating Officer

Scott Dobson was named Chief Operating Officer on September 1, 2011, and resigned in August, 2012. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. Mr. Dobson has over 15 years experience in the oil and gas industry and began his career as a production and reservoir engineer with Burlington Resources in Farmington, New Mexico where he was responsible for drilling, completion and project improvement of large development programs. From 2008 to 2011, Mr. Dobson was the Operations Manager of Legacy, the wholly-owned subsidiary of NiMin, and was instrumental in the execution of the Company’s business model and success. From 2001 until 2008, Mr. Dobson worked for Merit Energy Company in Dallas, Texas where his primary role was Region Manager. As Region Manager, he directed the operation and development of oil and gas properties in 9 of the 13 states in which Merit had assets, including Wyoming. Mr. Dobson graduated from Montana Tech with a Bachelor of Science degree in Mining Engineering.

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

W.A. (Alf) Peneycad

Director

Alfred Peneycad is a graduate of Queen’s University Law School. He serves as a director of several public companies, including Parex Resources Inc., a Calgary-based oil and gas company with operations in Colombia and Trinidad & Tobago. Mr. Peneycad recently retired from Petro-Canada where he served as Vice-President, General Counsel and Chief Compliance Officer. Mr. Peneycad spent 28 years at Petro-Canada and while there, played a lead role in the acquisition of several major companies in Canada, the US and internationally. The Board believes that Mr. Peneycad’s experience and his independence from management make him a valuable member of the Board.

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

Corporate Governance

General

The Board recognizes that effective corporate governance is an essential element for the effective and efficient operation of the Company. The Company strives to ensure that its corporate governance policies and practices provide for effective stewardship of the Company. The Company’s corporate governance practices are the responsibility of the Board and the Board has delegated certain responsibilities to develop and monitor the Companys’ corporate governance practices to the Corporate Governance Committee.

This Statement of Corporate Governance Practices sets out the Board’s corporate governance practices pursuant to National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) and National Policy 58-201 – Corporate Governance Guidelines (“NP 58-201”). The Company’s corporate governance practices are generally consistent with the practices and guidelines set out in NI 58-101 and NP 58-201.

Board of Directors

The Board, which is responsible for supervising the management of the business and affairs of the Company, is currently comprised of five (5) directors. The majority of the members of the Board are independent within the meaning of NI 58-101, other than Clarence Cottman III, the Chairman of the Board and the CEO of the Company.

The Board facilitates its exercise of independent supervision over management by ensuring that a majority of directors qualify as independent directors pursuant to NI 58-101 and by establishing committees which are comprised of a majority of independent directors and in the case of the Audit Committee, is comprised entirely of independent directors.

The following table sets forth the directors of the Company who are presently directors of other reporting issuers (or equivalent).

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

If required, independent directors meet without members of management present during the course of each regularly scheduled Board meeting.

As noted above, the Chair of the Board (“Chair”) is not an independent director. While the Board has no formal procedures in place to provide leadership to its independent directors, the Chair ensures that the independent directors have appropriate opportunities to discuss issues at each Board meeting, question executive officers, management and others regarding any and all matters of importance to the Board and the Company.

Board of Leadership

Clarence Cottman III serves as the Chairman and Chief Executive Officer of NiMin. The Board has not deemed it necessary to separate the positions of Chairman and Chief Executive Officer or name a lead independent director because the Board values Mr. Cottman’s business acumen, industry knowledge, ethics and leadership as Chairman and because NiMin’s independent directors under its existing board leadership structure have been diligent in their oversight responsibility with respect to management. This oversight includes actively advising and providing direction to management, reviewing and approving management’s strategic plans and business objectives, and overseeing NiMin’s financial performance and compliance with legal and regulatory obligations. Additionally, the independent directors meet, from time to time as they deem appropriate, without management in attendance at both the Board and committee levels.

Audit Committee

The Audit Committee is a committee of the Board established for the purpose of overseeing the accounting and financial reporting process of the Company and annual external audits of the consolidated financial statements.

Audit Committee Charter

The Audit Committee has set out, in a written policy, its responsibilities and composition requirements in fulfilling its oversight in relation to the Company’s internal accounting standards and practices, financial information, accounting systems and procedures. The Audit Committee charter is provided in Appendix A attached hereto.

Composition of the Audit Committee

The Audit Committee consists of Brian E. Bayley (Chair), W. A. (Alf) Peneycad, and Robert L. Redfearn. All members of the Audit Committee have been determined to be independent and all members are considered to be financially literate. A member of an Audit Committee is independent if the member has no direct or indirect material relationship with the Company which could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment. An individual is financially literate if he/she has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company’s financial statements. Mr. Bayley is considered to be the Audit Committee Financial Expert within the meaning of the SEC rules and regulations.

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

W. A. (Alf) Peneycad

Alfred Peneycad is a graduate of Queen’s University Law School. He serves as a director of several public companies, including Parex Resources Inc., a Calgary-based oil and gas company with operations in Colombia and Trinidad & Tobago. Mr. Peneycad recently retired from Petro-Canada where he served as Vice-President, General Counsel and Chief Compliance Officer. Mr. Peneycad spent twenty-eight (28) years at Petro-Canada and while there, played a lead role in the acquisition of several major companies in Canada, the US and internationally.

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

Reliance on the Exemption in Subsection 3.3(2) or Section 3.6

At no time since the commencement of the Company’s most recently completed financial year has the Company relied on the exemptions in Subsection 3.3(2) or Section 3.6 of National Instrument 52-110 – Audit Committees (“NI 52-110”)

Reliance on Section 3.8

At no time since commencement of the Company’s most recently completed financial year has the Company relied on Section 3.8 of NI 52-110.

Audit Committee Oversight

At no time since the commencement of the Company’s most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Pre-Approval Policies and Procedures

The Audit Committee approves the engagement terms for all audit and non-audit services to be provided by the Company’s accountants before such services are provided to the Company or any of its subsidiaries.

The Audit Committee approved one hundred percent (100%) of the services provided to the Company and its subsidiaries described in “External Auditor Service Fees (By Category)” below.

Auditors Use of Non-Permanent Employees

None of the hours expended by KPMG LLP on its engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2012, were performed by persons other than full-time permanent employees of KPMG LLP.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2012 with management and with KPMG LLP, the Company’s independent accountants. The Audit Committee has also discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee received from KPMG LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit Committee concerning independence, and has discussed with KPMG LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2012 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Submitted by the Audit Committee of the Board

Brian E. Bayley (Chair)
W. A. (Alf) Peneycad
Robert L. Redfearn

Corporate Governance Committee

The Corporate Governance Committee is responsible for making recommendations to the Board concerning the overall governance of the Company and assists the Board in the discharge of the Board’s duties with respect to the adopting and compliance with the Code of Business Conduct and Ethics, mandates, position descriptions and all other governance polices of the Company. Included in its mandate is the responsibility to develop the Company’s approach to governance issues, set corporate governance guidelines for the Board and assume responsibility for administration of the Company’s response to those guidelines for the determination of conflicts of interest. During 2012, the Corporate Governance Committee held no meetings. The corporate governance matters of the Company were addressed by the entire board to ensure that matters of corporate governance were addressed where necessary.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation strategy of the Company and administering the Company’s executive compensation program. As part of its mandate, the Compensation Committee approves the appointment and remuneration of the Company’s executive officers, including the Company’s Named Executive Officers identified in the Summary Compensation Table. The Compensation Committee is also responsible for reviewing the Company’s compensation policies and guidelines generally. See, “Statement of Executive Compensation – Compensation Discussion and Analysis – Compensation Governance”.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to directors, officers, employees and consultants of the Company. A copy of the Code of Conduct is provided to each of the above persons. A copy of the Code of Conduct can be found on www.sedar.com.

Nomination of Directors

The Board, acting as a whole, is responsible for proposing new nominees to the Board and for assessing the performance of directors on an ongoing basis. Factors considered for nominees include an appropriate mix of skills, knowledge and experience in business and a history of achievement. Directors are required to have available time to devote to the duties of the Board. The majority of directors comprising the Board must qualify as independent directors. The Board has not appointed a nominating committee to assess the effectiveness of the Board as a whole, the Committees and the contribution of individual directors, provided however, from time to time the Chairman of the Board surveys the Board to provide feedback on the effectiveness of the Board, following which the Chairman recommends changes to enhance the performance of the Board based on the survey feedback. The Board also reviews the composition and size of the Board and tenure of directors in advance of annual general meetings when directors are most commonly elected by the Company’s shareholders, as well as when individual directors indicate that their terms may end or that their status may change. The Board takes into account the number of directors required to carry out the duties of the Board effectively, and to maintain a diversity of view and experience. The Board will evaluate candidates recommended by the shareholders in the same manner as candidates recommended by other sources, using criteria, if any, developed and approved by the Board, from time to time.

Compensation

The Compensation Committee, comprised solely of independent directors, is responsible for providing recommendations to the Board in respect of: (i) compensation policies for senior management and directors of the Company; (ii) human resource policies and practices; and (iii) incentive and perquisite plans. The Compensation Committee has the ability to engage independent advisors in order to fulfill its mandate. The Company’s compensation package is comprised primarily of salary, cash incentive bonuses and the ability to participate in the Stock Option Plan. See the description following the heading “Executive Compensation – Compensation Discussion and Analysis”.

Assessment of Directors

The process of assessing Board effectiveness is carried out through an informal process of engagement and dialogue between the Chair and the individual directors. Also the Board monitors the adequacy of information given to directors, the communications between the Board and management and the strategic direction and processes of the Board and its Committees in order to satisfy itself that the Board, its Committees and its individual directors are performing effectively. A formal assessment process may be considered if the size of the Board is expanded.

ITEM 11.	EXECUTIVE COMPENSATION

Statement of Executive Compensation – Compensation Discussion and Analysis

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this report with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Brian E. Bayley
William Gumma
W. A. Peneycad
Robert L. Redfearn (Chair)

Overview

The Compensation Committee is responsible for determining the overall compensation strategy of the Company, administering the Company’s executive compensation program, making recommendations to the Board regarding compensation including incentive and equity-based compensation, reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer, for proposals for the compensation of the executive officers, management and directors, for evaluations of performance to determine compensation, for employee benefit and retirement plans and all other matters related to compensation. The Compensation Committee is also responsible for reviewing the Company’s compensation policies and guidelines generally.

Objectives of Compensation Program

It is the objective of the executive compensation program to attract and retain highly qualified and experienced individuals to serve as executive officers and to align incentive compensation to performance and shareholder value. It is the goal of the Compensation Committee to endeavor to ensure that the compensation of executive officers is sufficiently competitive to achieve the objectives of the executive compensation program. The Compensation Committee gives consideration to the Company’s long-term interests and quantitative financial objectives, as well to the qualitative aspects of the individual’s performance and achievements.

Risks of Compensation Policies and Practices

The Company’s compensation program is designed to provide executive officers incentives for the achievement of near-term and long-term objectives, without motivating them to take unnecessary risk. As part of its review and discussion of executive compensation, the Compensation Committee noted the following facts that discourage the Company’s executives from taking unnecessary or excessive risk: (i) the Company’s operating strategy and related compensation philosophy; (ii) the effective balance, in each case, between cash and equity mix, near-term, and long-term focus, corporate and individual performance, and financial and non-financial performance; and (iii) the Company’s approach to performance evaluation and compensation provides greater rewards to an executive officer achieving both short-term and long-term agreed upon objectives. Based on this review, the Compensation Committee believes that the Company’s total executive compensation program does not encourage executive officers to take unnecessary or excessive risk.

Role of Executive Officers in Compensation Decisions

The Compensation Committee receives and reviews recommendations of the Chief Executive Officer (and President, as applicable) relating to the general compensation structure and policies and programs for the Company and the salary and benefit levels for the executive officers.

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

The amount for each element of the Company’s executive compensation program is determined based upon compensation levels provided by the Company’s competitors as well as upon the discretion of the Board, as described below. Each element of the Company’s executive compensation program contributes to an overall compensation package, which is designed to provide both short-term and long-term financial incentives to the executive officers and to thereby assist the Company to successfully implement its strategic plans. The Compensation Committee annually assesses how each element fits into the overall compensation package.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Redfearn (Chair), Bayley, Gumma, and Peneycad, none of whom are employees or current or former officers of the Company, or had any relationship with the Company required to be otherwise disclosed herein.

Compensation Governance

The policies and practices adopted by the Board to determine compensation of the Company’s executive officers and directors is described under “Statement of Executive Compensation – Compensation Discussion and Analysis” and “Director Compensation” respectively.

The Compensation Committee is comprised of four independent directors (being Messrs. Redfearn (Chair), Bayley, Gumma and Peneycad). The skills and experience of each Committee member in executive compensation that is relevant to his responsibilities and the making of decisions on the suitability of the Company’s compensation policies and practices are as follows:

Robert L. Redfearn, Chair	Mr. Redfearn has a breadth of experience as a director and officer and has addressed compensation matters for companies’ executive officers.

Brian E. Bayley	Mr. Bayley has served as a director of numerous public companies and is currently a director of three (3) TSX listed companies, serving on the Compensation Committee of the board of directors of two (2) of those companies. Mr. Bayley has worked with compensation consultants and advisors in designing and implementing compensation programs for executive officers of public companies.

William Gumma	Mr. Gumma has a breadth of experience as a director and officer and has experience setting compensation at one other public company.

W. A. (Alf) Peneycad	Mr. Peneycad has been an independent businessman since 2006. Previously, Mr. Peneycad was Vice President, General Counsel and Chief Compliance Officer for Petro-Canada from 2003 to 2006, and Vice President, General Counsel and Corporate Secretary of Petro-Canada prior to 2003. Mr. Peneycad attended the Institute of Corporate Directors receiving an ICD.D designation. Mr. Peneycad is a director for several other Canadian public companies including Parex Resources Inc., Canadian Wireless Trust, and R Split III Corp. where he holds positions on the Audit, Finance, Corporate Governance and Human Resource Committees. Mr. Peneycad currently serves as the Chairman of the Corporate Governance and Compensation Committee for Parex Resources Inc.

The Compensation Committee is responsible for determining the overall compensation strategy of the Company and administering the Company’s executive compensation program. As part of its mandate, the Compensation Committee approves the appointment and remuneration of the Company’s executive officers, including the Company’s Named Executive Officers identified in the Summary Compensation Table. The Compensation Committee is also responsible for reviewing the Company’s compensation policies and guidelines generally.

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

Bonus and Bonus Goals

In 2010, the Company adopted a bonus program including annual bonus goals which are to be reviewed annually by the Board and the Compensation Committee. There are two (2) categories of bonus goals each having its own weighted value: (i) operational goals, which focus on safety, production, proved reserved growth and cost control and (ii) financial goals, which focus on controls, public reporting and market recognition. The operational goals were applied to Mr. Dobson and the financial goals were applied to Mr. Wimbish. Operational and financial goals were applied to Mr. Cottman. Provided that bonus goals were met, executive officers would be entitled to a cash bonus of up to twenty-five percent (25%) of the individual’s base salary. In the event that bonus goals were exceeded, the Compensation Committee may at its discretion award an amount up to an additional twenty-five percent (25%) of an individual’s base salary to an executive officer. Additional bonus payments above fifty percent (50%) of base salary may be awarded at the discretion of the Compensation Committee for extraordinary effort and achievement. The Board exercises its discretion, upon recommendations received from the Compensation Committee, regarding the payment of bonuses based upon employee merit and the payment thereof, if any, is determined by the Board. In making these decisions and in exercising this discretion, the Board recognizes extraordinary efforts made to enhance the value of the Company’s asset base and any extraordinary success that has been achieved in implementing the Company’s business plans as a result of such efforts, including significant production and reserve additions.

For 2011 performance, Mr. Dobson received a cash bonus of $50,000, or 25% of his base salary, for accomplishing the operational goals. During 2011, none of the financial goals were achieved and Messrs. Cottman and Wimbish did not receive bonuses. During 2012, none of the financial goals were achieved and no bonuses were paid.

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

Perquisites and Other Components

Other components of compensation include perquisites and personal benefits as determined by the Compensation Committee and recommended to the Board that are consistent with the overall compensation strategy. There is no specific formula or benchmarks for assessing how perquisites or personal benefits are utilized in the total compensation package. The Company does not provide any pension or retirement benefits to its executive officers.

Severance and Consulting Payments

On January 24, 2012, the Board decided not to renew the employment contract of Dr. Sven Hagen, President, as a means to streamline management. Effective January 24, 2012, Dr. Hagen was no longer a director or officer of the Company or Legacy. In connection therewith, the Company and Dr. Hagen entered into a separation agreement dated January 24, 2012 pursuant to which the Company agreed to provide Dr. Hagen with the following severance benefits:

•	Aggregate severance of $120,000, payable in equal monthly installments during 2012;

•	Monthly reimbursement of health and dental insurance premiums in the amount of $1,414.26 through September 15, 2012; and

•	Accelerated vesting of 400,001 options, with an exercise price of Cdn $1.25 that would have otherwise vested on September 4, 2012.

Messrs. Cottman and Wimbish were employed by Legacy under employment agreements dated April 29, 2008, amended January 1, 2009 and December 12, 2011, respectively. Mr. Dobson was employed by Legacy under an employment contract dated January 1, 2012. These agreements specified base salaries of at least $200,000 per annum. These employment agreements included change of control provisions which entitled the executives to receive severance payments in connection with the Sale of Assets. The severance payments were equal to three (3) times the executive’s base salary in the case of Messrs. Cottman and Wimbish and two (2) times the executive’s base salary in the case of Mr. Dobson. The executives were also entitled to receive continued coverage, for a period of not more than two (2) years in all employer life, accidental death, medical and dental insurance plans.

The following table sets forth the amounts paid to each of the Named Executive Officers as a result of a change of control upon consummation of the Sale of Assets.

Name	Severance(1) ($)	Other(2) ($)	Total ($)
Clarence Cottman III	750,000	140,885	890,885
Jonathan S. Wimbish	660,000	119,932	779,932
D. Scott Dobson	440,000	51,923	491,923

Notes:

(1)	The base salary for Messrs. Cottman, Wimbish, and Dobson was $250,000, $220,000 and $220,000 respectively, at the time of the Sale of Assets. The severance amount listed in the table above, represent (3) times such base salary for Messrs. Cottman and Wimbish and (2) times such base salary for Mr. Dobson.
(2)	The “Other” amount listed above represents the payment of tax-adjusted health, dental and life insurance benefits for Messrs. Cottman, Wimbish, and Dobson for the two (2) years, and unused vacation and sick days.

Following the completion of the Sale of Assets, and in connection with the Winding Up, all employees of Legacy were terminated, and the Board of Directors approved retention of Messrs. Cottman and Wimbish as consultants to complete the dissolution and liquidation of Legacy and the Winding Up. Messrs. Cottman and Wimbish will be paid $20,833 and $18,333 per month respectively. One half of this monthly fee was paid from August 2012 through December 2012. The remaining half will be paid out in one lump sum upon the Winding Up of the Company. The consulting fees are equivalent to the base salary each was receiving prior to the Sale of Assets.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return over the last three (3) years of the (post-consolidated) Common Shares of the Company (assuming a Cdn$100 investment was made on January 1, 2010) and the cumulative total return of the S&P/TSX Composite Index.

ASSUMES $100 INVESTED ON JANUARY 1, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR END DEC. 31, 2012

(Expressed in Canadian dollars)

	12/31/2010	12/31/2011	12/31/2012
NiMin Energy Corp.	118	46	7	(1)
S&P/TSX Composite	118	107	115
S&P/TSX Capped Energy	112	95	91

Notes:

(1)	This reflects the initial distribution to Shareholders paid in October 2012.

As described above under the “Compensation Discussion and Analysis – Elements of Compensation”, the Company’s executive compensation program consists of a combination of cash and equity based compensation. When determining compensation, the Compensation Committee and the Board consider a number of factors, one of which is corporate performance. As a result there is no direct correlation between the trend shown in the performance graph and the trend in compensation to executive officers reported over the same period.

Option Based Awards

For a description of the process that the Company uses to grant option-based awards to executive officers including the role of the Compensation Committee, see the description under “Statement of Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation”.

Summary Compensation

Securities legislation requires the disclosure of compensation received by each “Named Executive Officer” of the Company for the most recently completed financial year. “Named Executive Officer” is defined by the legislation to mean (i) each of Chief Executive Officer and Chief Financial Officer of the Company (ii) each of the Company’s three (3) most highly compensated executive officers, or the three (3) most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer and Chief Financial Officer, at the end of the most recently completed financial year and whose total compensation exceeds Cdn $150,000, and (iii) any additional individual for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed financial year end of the Company.

“Executive Officer” is defined by the legislation to mean (i) the chair, vice-chair or president of the Company, (ii) a vice-president of the Company in charge of a principal business unit, division or function including sales, finance or production, or (iii) an individual performing a policy-making function in respect of the Company.

The following table sets forth a summary of all compensation for services paid during the financial years ended December 31, 2012, 2011 and 2010 for Clarence Cottman III, Chief Executive Officer (“CEO”) (appointed in September 2009), Dr. E. Sven Hagen, former President (appointed in September 2009 and resigned January 24, 2012), Jonathan S. Wimbish, Chief Financial Officer (“CFO”) (appointed in September 2009), and D. Scott Dobson, former Chief Operating Officer (“COO”) (appointed Vice President of Operations in January 2011 and promoted to COO in September 2011) and resigned in August, 2012 (collectively, the “Named Executive Officers” for the years set out therein).

SUMMARY COMPENSATION TABLE

				Option-based awards ($)		Non-equity incentive plan compensation ($)
Name and principal position	Year	Salary ($)	Share- based awards ($)	Options Granted(1)(2) ($)	Replacement Options ($)	Annual incentive plans(6)	Long term incentive plans	Pension value ($)	All other compensation ($)(7)		Total compensation ($)

Clarence Cottman III(3)(7)	2012	145,833	Nil	Nil	Nil	Nil	Nil	Nil	942,968	(8)	1,088,801
CEO	2011	250,154	Nil	Nil	Nil	Nil	Nil	Nil	16,648		266,802
	2010	230,000	Nil	Nil	Nil	130,000	Nil	Nil	13,874		373,874

Dr. E. Sven Hagen(3)(4) President	2012 2011 2010	Nil 240,155 230,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 95,000	Nil Nil Nil	Nil Nil Nil	132,726 14,868 13,314	(8)	132,726 255,023 338,314

Jonathan S. Wimbish(3) CFO	2012 2011 2010	128,333 220,035 200,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 100,000	Nil Nil Nil	Nil Nil Nil	825,765 11,227 11,079	(8)	954,098 231,262 311,079

D. Scott Dobson(5)	2012	128,333	Nil	Nil	Nil	Nil	Nil	Nil	509,923	(8)	638,256
COO	2011	204,605	Nil	275,658	Nil	50,000	Nil	Nil	8,187		538,450

Notes:

(1)	The value of the option-based awards represents the fair value, on the date of grant, of awards under the Stock Option Plan of the Company. The grant date fair value has been calculated using the Black-Scholes Model and reflects assumptions for risk-free interest rate, expected life, expected stock price volatility and expected dividend yield. (See Consolidated Financial Statements – Note 10.) All options were terminated in July 2012.
(2)	The 2011 stock option were awarded in Canadian dollars and exercise prices are also in Canadian dollars. The $ figures are based on an exchange rate as at January 10, 2011 of Cdn $1.00 = $1.006, January 25, 2011 of Cdn $1.00 = $1.0053 and November 23, 2011 of Cdn $1.00 = $0.959. All options were terminated in July 2012.
(3)	Appointed as a Named Executive Officer of the Company on September 4, 2009 in connection with completion of the Legacy Acquisition. Dr. Hagen resigned as an officer and director of the Company on January 24, 2012.
(4)	Dr. Hagen also served as directors of the Company for the years listed. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.
(5)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.
(6)	In 2012, Mr. Dobson was paid a cash bonus of $50,000 for achievement of the performance goals established under the 2011 bonus plan. In 2011, Messrs. Cottman, Hagen and Wimbish were each paid a cash bonus of $130,000, $95,000 and $100,000, respectively, for their extraordinary services in 2010.
(7)	Includes perquisites and benefits including Company paid premiums for health, dental and life insurance.
(8)	Includes severance and consulting compensation as follows:

	Severance	Consulting

Mr. Cottman	$890,885		$52,083
Dr. Hagen	$132,726	$	Nil
Mr. Wimbish	$779,932		$45,832
Mr. Dobson	$491,923		$18,000

Incentive Plan Awards

The table below supplements the Summary Compensation Table by providing additional information about plan-based compensation for the financial year ended December 31, 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards Cdn $	Grant Date Fair Value of Stock and Option Awards $
		Threshold $	Target $	Maximum $	Threshold	Target	Maximum
Clarence Cottman, III		—	—	—	—	—	—	—
E. Sven Hagen		—	—	—	—	—	—	—
Jonathan S. Wimbish		—	—	—	—	—	—	—
D. Scott Dobson		—	—	—	—	—	—	—

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth information in respect of all share-based awards and option-based awards outstanding at the end of the financial year ended December 31, 2012 to the Named Executive Officers of the Company.

Outstanding Share-Based Awards and Option-Based Awards

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options(6) (#)	Option exercise price Cdn ($)	Option expiration date(6)	Value of unexercised in-the-money options(1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Clarence Cottman III(2)(5) CEO	Nil	Nil	September 4, 2019	—	Nil	Nil
Dr. E. Sven Hagen(2)(3)(5) President	Nil	Nil	December 31, 2012	—	Nil	Nil
Jonathan S. Wimbish(2) CFO	Nil	Nil	September 4, 2019	—	Nil	Nil
D. Scott Dobson(4) COO	Nil	Nil	September 4, 2019 January 10, 2016 January 25, 2016 November 23, 2016	—	Nil	Nil

Notes:

(1)	The closing market price of the Common Shares on December 27, 2012, being the last trading day in the 2012 calendar year, was Cdn $0.10
(2)	Appointed as a Named Executive Officer of the Company on September 4, 2009 in connection with completion of the Legacy Acquisition.
(3)	Dr. Hagen resigned as President and a director on January 24, 2012.
(4)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.

(5)	Mr. Cottman and Dr. Hagen also served as directors of the Company during the financial year ended December 31, 2012. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.
(6)	All options were terminated in July 2012.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table sets forth information in respect of the value vested or earned during the Company’s financial year ended December 31, 2012 of option-based awards, share-based awards and non-equity incentive plan compensation for Named Executive Officers of the Company.

Value Vested or Earned of Incentive Plan Awards

during the Financial Year Ended December 31, 2012

Name	Option-based awards – Value vested during the year ($)	Share -based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
Clarence Cottman III(1)(3) CEO	Nil	Nil	Nil
Dr. E. Sven Hagen(1)(3) President	Nil	Nil	Nil
Jonathan S. Wimbish(1) CFO	Nil	Nil	Nil
D. Scott Dobson(2) COO	Nil	Nil	Nil

Notes:

(1)	Appointed as a Named Executive Officer of the Company on September 4, 2009 in connection with completion of the Legacy Acquisition.
(2)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.
(3)	Mr. Cottman and Dr. Hagen also served as directors of the Company during the financial year ended December 31, 2012. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.

None of the Named Executive Officers exercised any vested option-based awards during 2012 and all options were terminated in July 2012.

Pension Plan Benefits

Defined Benefit Plans Table

The Company does not have a pension or retirement plan.

Deferred Compensation Plans

The Company does not have a deferred compensation plan.

Director Compensation

The Compensation Committee reviews and makes recommendations to the Board with respect to compensation of the Board and committee members. Directors who are employees of the Company receive no compensation for service as members of the Board. Directors who are not also employees (“Non-Employee Directors”) are entitled to receive compensation.

From time to time Non-Employee Directors are also granted options. Pursuant to our policies, we also reimburse our directors for reasonable expenses incurred in the performance of their duties, including reimbursement for air travel and hotel expenses.

Director Compensation Table

The following table sets forth information in respect of all amounts of compensation provided to the directors during the Company’s financial year ended December 31, 2012.

Name(1)	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)
Brian E. Bayley(2)	85,000	—	Nil	Nil	Nil	Nil	85,000
W. A. (Alf) Peneycad(2)	85,000	—	Nil	Nil	Nil	Nil	85,000
Robert L. Redfearn(2)	85,000	—	Nil	Nil	Nil	Nil	85,000
William Gumma(3)	85,000	—	Nil	Nil	Nil	Nil	85,000

Notes:

(1)	Compensation for Mr. Cottman, CEO and a director of the Company and Dr. Hagen, President and a director of the Company during the Company’s financial year ended December 31, 2012, has been previously provided under “Summary Compensation”.
(2)	Appointed as a director of the Company on September 4, 2009 in connection with the completion of the Legacy Acquisition.
(3)	Elected as a director of the Company on June 24, 2011.

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth information in respect of all share-based awards and option-based awards outstanding at the end of the financial year ended December 31, 2012 to the directors of the Company.

Outstanding Share-Based Awards and Option-Based Awards

at the end of the Financial Year Ended December 31, 2012

	Option-based Awards				Share-based Awards
Name(4)	Number of securities underlying unexercised options(5) (#)	Option exercise price (Cdn$)	Option expiration date(5)	Value of unexercised in-the-money options (Cdn $)(1)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Brian E. Bayley(2)	Nil	Nil	September 4, 2019 January 25, 2016	— —	Nil	Nil
W. A. (Alf) Peneycad(2)	Nil	Nil	September 4, 2019 January 25, 2016	— —	Nil	Nil
Robert L. Redfearn(2)	Nil	Nil	September 4, 2019 January 25, 2016	— —	Nil	Nil
William Gumma(3)	Nil	Nil	December 1, 2019 June 24, 2016	— —	Nil	Nil

Notes:

(1)	The closing market price of the Common Shares on December 27, 2012, being the last trading day of the 2012 calendar year, was Cdn $0.10.
(2)	Appointed as a director of the Company on September 4, 2009 in connection with the completion of the Legacy Acquisition.
(3)	Elected as a director of the Company on June 24, 2011.
(4)	Compensation for Mr. Cottman, CEO and a director of the Company and Dr. Hagen, President and a director of the Company during the Company’s financial year ended December 31, 2012, has been previously provided under “Summary Compensation”.
(5)	All options were terminated in July 2012.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table sets forth information in respect of the value vested or earned during Nimin’s financial year ended December 31, 2012 of option-based awards, share-based awards and non-equity incentive plan compensation for directors of the Company.

Value Vested or Earned of Incentive Plan Awards

during the Financial Year Ended December 31, 2012

Name(3)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
Brian E. Bayley(1)	Nil	Nil	Nil
W. A. (Alf) Peneycad(1)	Nil	Nil	Nil
Robert L. Redfearn(1)	Nil	Nil	Nil
William Gumma(2)	Nil	Nil	Nil

Notes:

(1)	Appointed director of the Company on September 4, 2009 in connection with the completion of the Legacy Acquisition.
(2)	Elected as a director of the Company on June 24, 2011.
(3)	Compensation for Mr. Cottman, CEO and a director of the Company and Dr. Hagen, formerly a President and a director of the Company during the Company’s financial year ended December 31, 2012, has been previously provided under “Summary Compensation”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as at December 31, 2012 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	Nil	Nil	Nil
Equity compensation plans not approved by securityholders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Stock Option Plan

As of December 31, 2012, no options issued pursuant to the Stock Option Plan were outstanding. The Company does not have any intention of issuing any further options pursuant to the Stock Option Plan and NiMin has delisted from TSX and currently trades on NEX.

On July 16, 2009, management of “NiMin” obtained shareholder approval for the adoption of the Stock Option Plan in compliance with the rules and regulations of the TSX. A copy of the Stock Option Plan is attached to the Management Information Circular of the Company, dated June 17, 2009, available on the internet under the Company’s SEDAR profile at www.sedar.com.

The Stock Option Plan was designed to advance the interests of “NiMin” by encouraging employees, officers, directors and consultants to have equity participation in “NiMin” through the acquisition of Common Shares. Options granted under the Stock Option Plan may be “Incentive Stock Options” or “Non Qualified Stock Options”. An “Incentive Stock Option” is an option that satisfies the requirements of, and contains the limitations and restrictions set forth in, Section 422 of the United States Internal Revenue Code of 1986, as amended (“Code”) and the regulations thereunder, and a “Non Qualified Stock Option” is an option which is not an Incentive Stock Option. Pursuant to the Stock Option Plan, Common Shares representing fifteen percent (15%) of the issued and outstanding Common Shares of the Company, from time to time, will be reserved for issuance under the Stock Option Plan. The maximum number of Common Shares which may be issued by the Company pursuant to the exercise of Incentive Stock Options shall be limited to that number of Common Shares as is equal to fifteen percent (15%) of the issued and outstanding Common Shares from time to time.

Under the Stock Option Plan, stock options may be granted to employees, officers, directors and consultants of the Company and designated affiliates. However, Incentive Stock Options may only be granted to employees of the Company (including officers) or its subsidiaries. In determining the terms of each grant of stock options, consideration is given to the participant’s present and potential contribution to the success of the Company. The exercise price per Common Share is not to be less than the market price of the Common Shares at the time of the grant (one-hundred and ten percent (110%) of market price in the case of an Incentive Stock Option granted to a person who owns more than ten percent (10%) of the issued and outstanding Common Shares). If the market price is determined by the Board to be less than the “fair market value” of the Common Shares on the date of option, the Board may increase the exercise price for such option to an amount deemed to satisfy the minimum exercise price requirements in the Stock Option Plan. The exercise period for each stock option is not to be more than ten years (five (5) years in the case of an Incentive Stock Option granted to a person who owns more than ten percent (10%) of the issued and outstanding Common Shares). Options may be granted subject to vesting requirements. The maximum number of Common Shares issuable to: (i) insiders pursuant to the Stock Option Plan and any other security based compensation arrangements of the Company is limited to ten percent (10%) of the total number of Common Shares then outstanding; and (ii) the maximum number of Common Shares issuable to insiders, within any one (1) year period, pursuant to the Stock Option Plan and any other security based compensation arrangements of the Company is limited to ten percent (10%) of the total number of Common Shares then outstanding. The maximum aggregate fair market value of Common Shares, with respect to which Incentive Stock Options are first exercisable by an employee in any calendar year, cannot exceed $100,000.

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

Notwithstanding the foregoing, the Company shall obtain requisite shareholder approval in respect of amendments to the Stock Option Plan to the extent such approval is required by any applicable laws or regulations. The Company may not amend an Incentive Stock Option if such amendment would cause the Incentive Stock Option to fail to meet the requirements of Section 422 of the Code and the regulations thereunder.

The Stock Option Plan provides that where the option expires or is deemed to expire during a period of time imposed by the Company upon certain designated persons during which those persons may not trade in any securities of the Company (a “Black Out Period”) or within forty-eight (48) hours after any Black Out Period ends, the option shall not be deemed to expire until the day that is ten (10) business days from the last day of the Black Out Period. However, no Incentive Stock Option may be exercised after the expiration of ten (10) years from the date such option is granted.

No options granted under the Stock Option Plan are assignable or transferable, otherwise than by will or by the laws of descent and distribution, except with the consent of the Company. In addition, no Incentive Stock Option may be assigned or transferred unless such assignment or transfer is permissible under Section 422 of the Code (or successor provisions) and the regulations thereunder. Financial assistance is not provided by the Company to any participants under the Stock Option Plan.

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

Indebtedness of Directors and Executive Officers

The aggregate indebtedness to the Company of all officers, directors, employees and any former officers, directors and employees of the Company outstanding as at December 31, 2012 was zero.

Financial Instruments

The Company does not have a policy that would prohibit a Named Executive Officer or director from purchasing financial instruments, including prepaid variable forward contracts, equity swaps, collars or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the Named Executive Officer or director. However, management is not aware of any Named Executive Officer or director purchasing such an instrument.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information as of the date of the Annual Report with respect to the beneficial ownership of Common Shares held by each person known by the Company to beneficially own or exercise control or direction over, directly or indirectly, more than five percent (5%) of the voting rights attached to all outstanding Common Shares, each of the Company’s directors and all executive officers and directors as a group.

Except as otherwise noted, information in the following table is as of March 11, 2013. The number of shares beneficially owned by each person or entity is calculated pursuant to rules promulgated by the SEC. Under those rules, a person or entity is considered to beneficially own all shares for which the person or entity has sole or shared voting or dispositive power, and all shares that the person or entity has the right to acquire within 60 days after March 11, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding(2)
5% Stockholders(3)

Indaba Capital Management, LLC One Letterman Drive Building D, Suite DM700 San Francisco, CA 94129	10,942,757	15.67%

Credit Suisse (Canada)	6,999,700	10.02%
Richard C. McKenzie, Jr. 118 John Street Greenwich, CT 06803	4,585,500	6.57%

Executive Officers & Directors(5)
Clarence Cottman, III(4)	2,153,400	3.08%
Jonathan S. Wimbish(4)	533,242	*
Brian E. Bayley(4)	155,000	*
W.A. Peneycad(4)	130,000	*
Robert L. Redfearn(4)	173,000	*
William Gumma(4)	67,150	*
All executive officers and directors as a group (6 persons)(4)	3,211,792	4.59%

*	Represents less than 1% of the class.
(1)	The inclusion of any Common Shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person or entity has sole voting or dispositive power with respect to the Common Shares identified as being beneficially owned by that person or entity.
(2)	Percentage ownership calculations are based on 69,834,396 common shares outstanding as of March 11, 2013. Any shares that a person or entity has the right to acquire within 60 days after March 11, 2013 are deemed to be outstanding for the purpose of calculating the percentage of outstanding common shares owned by that person or entity, but not for the purpose of calculating the percentage ownership of any other person or entity.
(3)	The information as to the Common Shares beneficially owned, controlled or directed, not being within the knowledge of the Company, has been obtained by the Company from publicly disclosed information and/or furnished by the shareholder listed above as of March 11, 2013.
(4)	Represents only Common Shares owned.
(5)	The executive officers and directors hold this position as of the date of this Annual report.

Transactions by the Company’s Directors and Executive Officers

There have been no transactions in Common Shares by directors and executive officers of NiMin within the sixty (60) days prior to the date of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, persons who beneficially own more than ten percent of a registered class of our equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”), and to furnish the Company with copies of the forms. Our directors, executive officers and greater than ten percent beneficial owners were not required to comply with such filing requirements during 2011, but became subject to such filing requirements in 2012. Messrs. Cottman, Wimbish, and Dobson filed a Form 3 on January 11, 2012. Messrs. Hagen, Gumma, and Redfearn filed a Form 3 on January 13, 2012. Messrs. Bayley and Peneycad filed a Form 3 on January 18, 2012. Each became subject to the filing requirement on January 1, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Each director and officer who has a material interest of any kind in any existing or proposed transaction or agreement with the Company is required to abide by the disclosure requirements set out in Section 120 of the “Business Corporations Act (Alberta) (“ABCA”)”, and must comply with the steps set out in the Company’s Code of Conduct, including: (a) disclosing the nature and extent of his or her interest to the Board at the meeting at which a proposed contract or transaction in which the director or officer has an interest is first considered or at the first meeting after the director or officer becomes interested; (b) upon the request of the Board upon it being advised of the conflict, excusing him or herself from all Board or Committee deliberations in respect of the existing or proposed transaction or agreement; (c) abstaining from voting in respect of the existing or proposed transaction or agreement in which the director or officer has a material interest; and (d) abiding by all of the requirements set out in section 120 of the ABCA.

Furthermore, directors, officers, management and employees of the Company are not permitted to take steps contrary to the best interests of the Company and each member of management and employees shall conduct their business affairs in a manner that ensures their private or personal interests do not conflict with the interests of the Company, including conflicts relating to personal, financial or other gain. Prior to acknowledging compliance with the Company’s Code of Conduct, and at any time when a conflict arises, directors, officers, management and employees are required to report in writing their existing or potential conflicts of interest to the Chairman of the Corporate Governance Committee.

For the year ended December 31, 2012, 2011 and 2010 there were related party legal fee transactions. For the year ended December 31, 2009, the Company entered into a credit agreement with a private lending company (the “PLC”) in which Brian E. Bayley, a director of the Company, is the President of the PLC. The transaction was recorded at the amount negotiated and agreed to (the “Short-term Debt”) by the two (2) parties. On June 30, 2010, the Company paid in full the interest and principal outstanding on the Short-term Debt.

Management, with the assistance of advisors, sought potential purchasers of the beneficial interests of the Liquidating Trust, the patents for the CMD process and the right to an existing overriding royalty on non-producing properties (“Remaining Assets’). Ultimately Management and its advisors concluded that the could not find an arm’s length purchaser for the Remaining Assets. Management and the Board considered the requirements of the dissolution of NiMin and management introduced a proposed non-arm’s length purchaser for the Remaining Assets. Pacific Oil and Gas LLC is a private company owned by Clancy Cottman and Bill Gumma, two directors of the Companyu. The Board discussed the attributes of this potential purchase and sale. The Independent members of the Board confirmed with management that the terms of the purchase and sale and the assets/liabilities to be placed within the Liquidating Trust and the Remaining Assets were the same as had been presented to arm’s length potential purchasers. Management also confirmed that no additional benefits would accrue to the non-arm’s length purchaser that had not been made available to other potential purchasers. The Company agreed to sell the Remaining Assets to Pacific Oil and Gas LLC for aggregate proceeds of $1,000.

In addition thereto, the Company has adopted a disclosure policy to ensure the communications to the investing public about the Company are timely, factual and accurate and broadly disseminate in accordance with applicable legal and regulatory requirements, and an insider trading and reporting policy in order to summarize the insider trading restrictions to which directors, officers, consultants and employees of the Company are under applicable securities legislation, and to provide a policy governing investments in the Company shares and the reporting thereof which is consistent with applicable legislation and the goals of the Company and a whistleblower protection policy with respect to the reporting of violation of accounting and auditing irregularities, ethics violations or other violations.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

External Auditor Service Fees (By Category)

The following table discloses the fees billed to the Company by its external auditor during the last two (2) financial years:

Financial Year Ended	Audit Fees(1) ($)	Audited Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2012	475,500	—	155,356	—
2011	511,236	—	33,902	—

Notes:

(1)	Total Audit Fees for the financial year ended 2012 were $475,500 which included liquidation accounting fees related to the dissolution of the Company. Total Audit Fees for the financial year ended 2011 included $13,326 related to audit services performed in connection with the 2011 Private Placement.
(2)	The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not disclosed in the “Audit Fees” column.
(3)	The aggregate fees billed for tax compliance, tax advice and tax planning services.
(4)	The aggregate fees billed for professional services other than those listed in the other three (3) columns.

Reliance on certain exemptions

During the most recently completed financial year, the Company has not relied on the exemptions in Section 2.4, 3.2, 3.4 and 3.5 or an exemption from NI 52-110.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

3.1	Articles of Incorporation of NiMin Energy Corp., as amended*.

3.2	Bylaws of NiMin Energy Corp*.

4.1	Form of Share Certificate of Common Shares of NiMin Energy Corp*.

10.1	Agreement and Plan of Merger by and among NiMin Capital Corp., NiMin Merger Co. and Legacy Energy, Inc. dated as of July 17, 2009*.

10.2	Credit Agreement by and among Legacy Energy, Inc., NiMin Energy Corp., CLMG Corp., and Certain Lenders, dated as of June 30, 2010*.

10.3	2009 Stock Option Plan, effective September 4, 2009*.

10.4	Form of Stock Option Agreement*.

10.5	Warrant Indenture between NiMin Capital Corp. and Computershare Trust Company of Canada dated August 28, 2009*.

10.6	Employment Agreement by and between Legacy Energy, Inc. and Clarence Cottman, III dated as of April 29, 2008*.

10.7	Amendment to Employment Agreement by and between Legacy Energy, Inc. and Clarence Cottman III dated as of January 1, 2009*.

10.8	Employment Agreement by and between Legacy Energy, Inc. and E. Sven Hagan dated as of April 29, 2008*.

10.9	Amendment to Employment Agreement by and between Legacy Energy, Inc. and E. Sven Hagan dated as of January 1, 2009*.

10.10	Employment Agreement by and between Legacy Energy, Inc. and Jonathan S. Wimbish dated as of April 29, 2008*.

10.11	Amendment to Employment Agreement by and between Legacy Energy, Inc. and Jonathan S. Wimbish dated as of January 1, 2009*.

10.12	Employment Agreement by and between Legacy Energy, Inc. and Rick McGee dated as of April 29, 2008*.

10.13	Amendment to Employment Agreement by and between Legacy Energy, Inc. and Rick McGee dated as of January 1, 2009*.

10.14	Credit Agreement between Legacy Energy, Inc. and Texas Capital Bank, N.A. dated June 23, 2008*.

10.15	Second Amended and Restated Schedule to the ISDA 1992 Master Agreement between BP Corporation North America, Inc. and Legacy Energy, Inc. dated June 30, 2010*.

10.16	CPC Escrow Agreement among NiMin Capital Corp., Computershare Trust Company of Canada and each of the Securityholders named in the Escrow Agreement, dated as of September 27, 2007*.

10.17	Intercreditor Agreement among BP Corporation North America, Inc., Legacy Energy, Inc., NiMin Energy Corp., and CLMG Corp. dated as of June 30, 2010*.

10.18	Guaranty Agreement by NiMin Energy Corp. in favor of BP Corporation North America, Inc. dated June 30, 2010*.

10.19	Wyoming Loan*.

10.20	Purchase and Sale Agreement by and between Vernon E. Faulconer, Inc., and Legacy Energy, Inc. Dated November 10, 2009*.

10.21	Agency Agreement dated effective April 29, 2010 among NiMin, Legacy and Thomas Weisel Partners Canada, Inc.*

10.22	ISDA Master Agreement between B.P. Corporation North America, Inc. and Legacy dated April 1, 2009*.

10.23	Amended and Restated Schedule to the ISDA Master Agreement between BP Corporation North America, Inc., and Legacy, dated January 4, 2010*.

10.24	Purchase and Sale Agreement among Legacy Energy, Inc., NiMin Energy Corp. and Southern San Joaquin Production, LLC dated April 26, 2012**

10.25	Purchase and Sale Agreement among Legacy Energy, Inc., NiMin Energy Corp. and Breitburn Operating L.P. dated April 24, 2012***

10.26	First Amendment to Credit Agreement dated as of May 18, 2012 by and among Legacy Energy, Inc., NiMin Energy Corp., CLMG Corp., as administrative agent and the lenders party to the Credit Agreement dated as of June 30, 2010****

21.1	List of Subsidiaries*.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS: XBRL Instance Document

101.SCH: XBRL Taxonomy Extension Schema Document

101.CAL: XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF: XBRL Taxonomy Extension Definition Linkbase Document

101.LAB: XBRL Taxonomy Extension Label Linkbase Document

101PRE: XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibits to the Company’s Registration Statement (file No.000-54162).
**	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012.
***	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2012.
****	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2012

WHERE TO FIND ADDITIONAL INFORMATION

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

Date: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CLARENCE COTTMAN III	Chief Executive Officer	March 7, 2013

By:	/s/ JONATHAN WIMBISH	Chief Financial Officer & Principal Accounting Officer	March 7, 2013

By:	/s/ BRIAN BAYLEY	Director	March 7, 2013

By:	/s/ WILLIAM GUMMA	Director	March 7, 2013

By:	/s/ W. ALF PENEYCAD	Director	March 7, 2013

By:	/s/ ROBERT REDFEARN	Director	March 7, 2013

Consolidated Financial Statements of

NIMIN ENERGY CORP.

As at and for the years ended December 31, 2012, 2011 and 2010

Expressed in US dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NiMin Energy Corp.:

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of NiMin Energy Corp. and subsidiary (the Company) as of December 31, 2012, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period June 30, 2012 through December 31, 2012. We have also audited the consolidated balance sheet of the Company as of December 31, 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period of January 1, 2012 through June 30, 2012 and the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of NiMin Energy Corp. approved a plan of liquidation on June 26, 2012. As a result, the Company changed its basis of accounting effective June 30, 2012, from the going-concern to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of December 31, 2012, the consolidated changes in net assets in liquidation for the period of June 30, 2012 to December 31, 2012, the consolidated financial position of NiMin Energy Corp. and subsidiary as of December 31, 2011, and the results of their operations and cash flows for the period from January 1, 2012 to June 30, 2012 and the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of NiMin Energy Corp.

We have audited the accompanying consolidated financial statements of NiMin Energy Corp., which comprise the consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the year ended December 31, 2010, and notes, comprising a summary of significant accounting policies and other explanatory information.

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

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of NiMin Energy Corp for the year ended December 31, 2010 in accordance with United States generally accepted accounting principles.

Chartered Accountants

Calgary, Canada

March 24, 2011

NiMin Energy Corp.

Consolidated Statement of Net Assets as of December 31, 2012 (Liquidation Basis)

Consolidated Balance Sheet as of December 31, 2011 (Going Concern Basis)

(Expressed in U.S. dollars)

	2012		2011
Assets
Current assets:
Cash and cash equivalents		$9,657,306	$3,811,028
Other accounts receivable		60,129	—
Income tax receivable		329,185	—
Trade accounts receivable		—	3,131,004
Prepaid expenses and well costs		—	311,922
Crude oil inventory		—	149,553

Total current assets		10,046,620	7,403,507
Debt issuance costs		—	3,497,867
Restricted investments		—	784,261
Equipment, net		—	287,918
Crude oil and natural gas properties - full cost method
Proved properties, net		—	78,077,780
Unproved properties		—	468,042

Total assets		$10,046,620	$90,519,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$71,654	$3,751,660
Accrued liabilities		—	1,253,855
Accrued professional fees related to liquidation		1,481,470	—
Other costs related to liquidation		452,717	—
Asset retirement obligations		203,861	—
Commodity derivative liability		—	976,929
Current portion of long-term debt		—	4,050,000

Total current liabilities		2,209,702	10,032,444
Long-term debt		—	31,950,000
Asset retirement obligations		—	1,180,661
Options		—	136,773
Warrants		—	235,134

Total liabilities		$2,209,702	$43,535,012

Commitments and contingencies
Stockholders’ equity:

Common stock, no par value, unlimited shares authorized, 69,834,396 issued and outstanding as of December 31, 2012 and 69,834,396 as of December 31, 2011			108,758,460
Additional paid in capital			12,177,534
Accumulated deficit			(73,951,631)

Total stockholders’ equity			46,984,363

Total liabilities and stockholders’ equity	$		$90,519,375

Net assets in liquidation (Note 2)		$7,836,918

Net assets in liquidation per outstanding share		$0.11

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis)

For the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010

(Expressed in U.S. dollars)

	Six months ended June 30
	2012	2011	2010

Crude oil and natural gas revenues	$10,985,590	$24,305,685	$14,029,198

Expenses:
Operating costs	4,257,619	11,565,565	9,116,563
General and administrative	6,043,260	7,894,479	7,888,736
Liquidation related expenses	7,537,423	—	—
Depreciation, depletion, amortization, and accretion	1,697,361	3,507,669	3,190,905

(Gain) Loss on crude oil derivative contract	(189,507)	753,053	708,032

	19,346,156	23,720,766	20,904,236

Income (loss) before other items	(8,360,566)	584,919	(6,875,038)

Interest income	10,673	44,595	54,070
Interest expense	(6,443,178)	(5,406,133)	(7,108,109)
Foreign exchange gain (loss)	(438)	(26,101)	6,617
Change in fair value of options	296,519	707,513	0
Change in fair value of warrants	235,134	1,062,208	1,674,053
Other	(22,818)	(196,649)	248,734
Other Reclamation Costs	(659,115)	—	—
Gain on sale of oil & gas properties and equipment	46,280,232	—	—

	39,697,009	(3,814,567)	(5,124,635)

Income (loss) before taxes	31,336,443	(3,229,648)	(11,999,673)
Income tax expense	2,478,263	—	386,772

Net income (loss) and comprehensive income (loss)	28,858,180	(3,229,648)	(12,386,445)

Basic and diluted income (loss) per share	$0.41	$(0.05)	$(0.21)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Cash Flows (Going Concern Basis)

For the six months ended June 30, 2012 and the years ended December 31, 2011, and 2010

(Expressed in U.S. dollars)

	Six Months Ended June 30, 2012	2011	2010
Cash flows from operating activities:
Net Income (loss)	$28,858,180	$(3,229,648)	$(12,386,445)
Adjustments to reconcile net Income (loss) by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	1,697,361	3,507,669	3,190,905
Change in fair value of options	(296,519)	(707,513)	—
Change in fair value of warrants	(235,134)	(1,062,208)	(1,749,034)
Unrealized foreign exchange (gain) loss	—	—	(189,718)
Gain on sale of oil & gas properties	(46,377,296)	—	—
Stock-based compensation	2,289,568	2,605,892	2,716,621
Unrealized (gain) loss on crude oil derivative contracts	82,731	(365,109)	1,240,284
Write down of fixed assets	97,064	—	—
Non-cash interest expense	3,497,867	906,569	3,461,205
(Increase) decrease in assets:
Trade accounts receivable	1,061,589	(1,307,337)	(313,908)
Prepaid expenses	311,922	(49,712)	(450,841)
Crude oil inventory	149,553	91,822	(20,481)
Other assets		1,797	274,500
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,850,251	(1,105,344)	3,242,289
Asset retirement obligation	659,114	—	—

Net cash provided by (used in) operating activities	(353,750)	(713,122)	(984,623)

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,579,255)	(18,044,984)	(11,234,812)
Divestiture of crude and natural gas properties	—	1,000,000	—
Sale of oil & gas properties	119,245,819	—	—
Purchase of equipment	—	(68,564)	(111,427)
Increase in restricted investments	(3,143,741)	19,208	(483,469)

Net cash provided by (used in) investing activities	114,522,823	(17,094,340)	(11,829,708)

Cash flows from financing activities:
Repayment of long-term debt	(36,000,000)	—	—
Repayment of short-term debt	—	—	(22,024,020)
Issuance of long-term debt	—	—	31,109,718
Repurchase of options	(29,108)	—	—
Exercise of warrants and options	—	8,521,761	—
Proceeds from issuance of common shares (net of costs)	—	3,606,725	10,076,420

Net cash provided by (used in) financing activities	(36,029,108)	12,128,486	19,162,118

Change in cash and cash equivalents during the period	78,139,965	(5,678,976)	6,347,787
Cash and cash equivalents at beginning of the period	3,811,028	9,490,005	3,142,218

Cash and cash equivalents at end of the period	$81,950,993	$3,811,029	$9,490,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,945,444	$4,500,000	$3,608,293

Cash paid for income tax expense	$—	$—	$386,772

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Stockholders’ Equity (Going Concern Basis)

For the six months ended June 30, 2012 and the years ended December 31, 2011, and 2010

(Expressed in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	52,410,977	$83,106,467	$7,069,407	$(58,505,342)	$31,670,532

Exercise of options	80,000	74,552			74,552
Warrants expired					—
Reclassified from warrant liability			74,982		74,982
Issuance of common stock	9,200,000	11,018,492			11,018,492
Stock issuance cost		(1,091,606)			(1,091,606)
Stock-based compensation expense			2,716,621		2,716,621
Net loss				(12,386,445)	(12,386,445)

Balance at December 31, 2010	61,690,977	$93,107,905	$9,861,010	$(70,891,787)	$32,077,128

Exercise of options	29,999	59,411	(21,022)		38,389
Exercise of warrants	5,354,800	8,483,372			8,483,372
Reclassified from warrant liability		4,258,164			4,258,164
Reclassified to options liability			(1,025,463)	169,804	(855,659)
Issuance of common stock	2,758,620	3,166,057	844,488		4,010,545
Stock issuance cost		(316,449)	(87,371)		(403,820)
Stock-based compensation expense			2,605,892		2,605,892
Net loss				(3,229,648)	(3,229,648)

Balance at December 31, 2011	69,834,396	$108,758,460	$12,177,534	$(73,951,631)	$46,984,363

Options repurchased		(29,108)			(29,108)
Exercise of warrants					—
Reclassified from warrant liability					—
Reclassified to options liability			(188,467)		(188,467)
Issuance of common stock					—
Stock issuance cost					—
Stock-based compensation expense			2,289,568		2,289,568
Net Income				28,858,180	28,858,180

Balance at June 30, 2012	69,834,396	$108,729,352	$14,278,635	$(45,093,451)	$77,914,536

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Changes in Nets Assets in Liquidation as of December 31, 2012 (Liquidation Basis)

(Expressed in U.S. dollars)

Net Assets in Liquidation as of June 30, 2012	$77,914,536

Increase (decrease) to net assets:
Cash distribution to shareholders from July 1, 2012 to December 31, 2012	(70,532,740)
Investment income from July 1, 2012 to December 31, 2012	56,213
Tax Adjustment from July 1, 2012 to December 31, 2012	1,019,447
Adjustments to assets from July 1, 2012 to December 31, 2012	(55,927)
Adjustments to Liquidation accruals from July 1, 2012 to December 31, 2012	(528,868)
Costs incurred from July 1, 2012 to December 31, 2012	(85,255)
Foreign exchange adjustment from July 1, 2012 to December 31, 2012	49,512

Net decrease to net assets:	(70,077,618)

Net Assets in Liquidation as of December 31, 2012	$7,836,918

See accompanying notes to the consolidated financial statements.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

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

The principal business of the Company was conducted through its wholly owned subsidiary, Legacy Energy, Inc. (“Legacy”), a Delaware company that was engaged in the exploration, development, and production of crude oil and natural gas properties in the states of California and Wyoming until the sale of its assets in June 2012.

The annual and special meeting (the “Special Meeting”) of holders (“Shareholders”) of Common Shares of the Company (“Common Shares”) was held on June 26, 2012. At the Special Meeting, in addition to annual items of business, Shareholders were asked to consider and vote on, among other things, special resolutions approving the proposed sale of all or substantially all of the Company’s assets (the “Sale of Assets”) including those assets held by NiMin’s wholly-owned subsidiary, Legacy, pursuant to purchase and sale agreements with respect to its Wyoming based assets and California based assets.

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

Both the Sale of Assets and the Winding Up were approved by the Shareholders at the Special Meeting. In order for the Company to complete the Winding Up, the appropriate corporate steps were required to be taken for the dissolution and liquidation of Legacy. Pursuant to the approval of the Sale of Assets, Legacy proceeded with the sale of the Wyoming oil and gas assets and the California oil and gas assets all as more particularly described below.

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

On June 29, 2012, Legacy completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing had been deposited with an escrow agent until December 28, 2012 in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments. On December 28, 2012, the $3 million was released to NiMin from the escrow account.

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to Shareholders in installments.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012, and the stated capital of the Company was reduced accordingly. The distribution of $70,532,740 was paid on October 22, 2012.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the remaining net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders into one final distribution on a future date which has not yet been determined.

NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware company, dissolved in accordance with the laws of Delaware on September 17, 2012.

On October 10, 2012, Nimin voluntarily delisted its Common Shares from the Toronto Stock Exchange (“TSX”) after the close of trading on October 22, 2012, the date on which NiMin’s initial distribution was “payable” and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange, effective as of opening of the market on October 23, 2012. From October 23, 2012 and onwards, NiMin’s Common Shares trade on the NEX under the symbol “NNN.H”.

The Company announced that the Common Shares of the Company were subsequently delisted from the OTCQX effective Monday, July 23, 2012.

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

As a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2012. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting. Therefore, financial information presented as of and for the year ended December 31, 2012, is not comparable to financial information presented for prior periods.

Given that the respective property sales transactions closed on June 28, 2012, and June 29, 2012, the associated revenues are included in revenues and expenses for the period ended June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012 through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012 was adjusted for revenues and operating expenses for the period of April 1 through closing date of the sale of the properties.

These consolidated financial statements of the Company are presented in U.S dollars.

The conversion to liquidation basis of accounting requires management to make significant estimates and judgments in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets at net realizable value.

Adjust assets to net realizable value:
Write down of fixed assets(i)	$(82,731)
Write off of other assets	(152,070)

Total as of June 30, 2012	$(234,801)

Adjust assets to net realizable value:
Write off of other assets	(55,927)

Total as of December 31, 2012	$(290,728)

(i)	Assets relating to the CMD technology were written down to the net realizable value within general and administrative expenses.

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

Accrued Liquidation Costs	Balances as of June 30, 2012	Adjustments to accrual	Payments	Balances as of December 31, 2012
Lease obligation	$62,943	$—	$(62,943)	$—
Professional fees	3,964,723	908,005	(3,391,258)	1,481,470
Payroll related costs	3,009,757	34,222	(3,043,979)	—
Other	500,000	136,564	(183,847)	452,717

Total	$7,537,423	$1,078,791	$(6,682,027)	$1,934,187

The Company will continue to incur operating costs from June 30, 2012, through the liquidation of the Company (the “Liquidation Period”). On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to Shareholders.

The Winding Up and the dissolution and liquidation of Legacy continue to be assessed and the exact amount and timing of further distribution(s) to Shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company have completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the statement of net assets and the estimated $0.11 net assets in liquidation per outstanding share include management estimates made as of December 31, 2012, and do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

3	Pre-Liquidation Accounting Policies

a.	Crude Oil and Natural Gas Properties and Equipment

The Company accounts for its crude oil and natural gas producing activities under the full-cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration, and development of proved crude oil and natural gas properties, including the costs of abandoned properties, dry holes, geological and geophysical costs, and annual lease rentals, were capitalized. All general corporate costs were expensed as incurred. Sales or other dispositions of crude oil and natural gas properties were accounted for as adjustments to capitalized costs with no gain or loss recorded unless such sale would significantly alter the relationship between pool cost and reserves.

b.	Depletion and Depreciation

Depletion of crude oil and natural gas properties was computed under the unit-of-production method whereby the ratio of production to proved reserves, after royalties, determined the proportion of depletable costs to be expensed in each period. Costs associated with unevaluated properties were excluded from the full-cost pool until a determination was made whether proved reserves can be attributable to the related properties. Unevaluated properties were evaluated at least annually to determine whether the costs incurred should have been classified to the full-cost pool and thereby subject to amortization. Reserves were determined by an independent reserves engineering firm. Volumes were converted to equivalent units using the ratio of one barrel of oil to six thousand cubic feet of natural gas. A significant reduction in our proved reserves may result in an accelerated depletion rate.

Depreciation of equipment was provided for on a straight-line basis over the useful life (5 to 10 years) of the asset.

c.	Impairment of Long-lived Assets

The Company performed a full-cost ceiling test on proved crude oil and natural gas properties in which the capitalized costs were not allowed to exceed their related estimated future net revenues of proved reserves discounted at 10%, net of tax considerations. When calculating reserves, the Company conformed to SEC rules under “Modernization of Oil and Gas Reporting” for pricing and used constant prices which were adopted by the SEC in December of 2008.

Equipment was reviewed for impairment whenever events or changes in circumstances indicate such impairment may have occurred. Impairment was recognized when the estimated undiscounted future net cash flows of an asset were less than its carrying value. A significant reduction in our proved reserves have resulted in a full cost ceiling limitation. If an impairment occurred, the carrying value of the impaired asset was reduced to fair value.

d.	Revenue Recognition

Petroleum and natural gas sales were recognized as revenue when the commodities were delivered and title has passed to the purchasers and collection was reasonably assured.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

e.	Joint Interest Activities

Certain of the Company’s exploration, development and production activities were conducted jointly with other entities and accordingly the consolidated financial statements reflect only the Company’s proportionate interest in such activities.

f.	Asset Retirement Obligations

The Company recognized a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalized an equal amount as a cost of the asset. The cost associated with the abandonment obligation was included in the computation of depreciation, depletion, amortization and accretion. The liability accreted until the Company settles the obligation. The Company uses a credit-adjusted risk-free interest rate in its calculation of asset retirement obligations (“ARO”).

Revisions to the original estimated liability would have resulted in an increase or decrease to the ARO liability and related capitalized costs. Actual costs incurred upon settlement of the asset retirement obligation were charged against the obligation to the extent of the liability recorded.

Estimates for future abandonment and reclamation costs were based on historical costs to abandon and reclaim similar sites, taking currents costs into consideration. The liability was based on the Company’s net interest in the respective sites.

g.	Crude Oil Inventory

Unsold crude oil production was carried in inventory at the lower of cost, generally applied on a first-in, first-out (“FIFO”) basis, or net realizable value, and included costs incurred to bring the inventory to its existing condition.

h.	Use of Estimates

In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.

The amounts recorded for the depletion and depreciation of property and equipment, the accretion expense associated with the asset retirement obligation and the cost recovery assessments for property and equipment were based on estimates of proved reserves, production and discount rates, oil and natural gas prices, future costs and other relevant assumptions. The amount recorded for the unrealized gain or loss on financial instruments was based on estimates of future commodity prices and volatility. The recognition of amounts in relation to stock-based compensation and the fair value of warrants required estimates related to valuation of stock options and warrants. Future taxes required estimates as to the realization of future tax assets and the timing of reversal of tax assets and liabilities. By their nature, those estimates were subject to measurement uncertainty and the effect on the consolidated financial statements from changes in such estimates in future years could have been significant.

On an ongoing basis, management reviewed estimates, including those related to the impairment of long-lived assets, contingencies and income taxes. Changes in facts and circumstances may have resulted in revised estimates and actual results may have differed from those estimates.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

i.	Income Taxes

Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date. The Company does not have any unrecognized tax benefits. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during 2012, 2011 or 2010.

j.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents and therefore classifies them with cash.

k.	Commodity Derivative Instruments

Derivative instruments were recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value were recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges were recorded as a gain or loss on derivative contracts in the consolidated statements of operations. The Company did not designate its derivative financial instruments as hedging instruments and, as a result, recognized the change in a derivative’s fair value currently in earnings.

l.	Fair Value Measurements

The Company categorizes its assets and liabilities that were measured at fair value, based on the priority of the inputs to the valuation techniques. The three levels of the fair value measurement hierarchy were as follows:

Level 1:	Unadjusted quoted prices in active markets that were accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that were not active, or inputs which were observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Measured based on prices or valuation models that required inputs that were both significant to the fair value measurement and less observable for objective sources (i.e., supported by little or no market activity).

Financial assets and liabilities were classified based on the lowest level of input that was significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement required judgment, which may have affected the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company considered active markets as those in which

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis. For assets and liabilities carried at fair value the Company measured fair value under the following levels:

Financial Instrument	Level
Cash and cash equivalents	Level 1
Restricted investments	Level 1
Long-term debt	Level 2
Commodity derivative	Level 2
Warrants and options	Level 3

m.	Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. The value of the portion of the award that was ultimately expected to vest was recognized as an expense on a straight-line basis over the requisite vesting period. The Company estimates the fair value of stock option awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes Merton option-pricing model (“Black-Scholes Model”) as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes Model was affected by the Company’s stock price, as well as assumptions regarding a number of subjective variables. These variables included, but are not limited to, the Company’s expected stock price volatility over the term of the awards, as well as actual and projected exercise and forfeiture activity. The fair value of options granted to consultants, to the extent unvested due to required services not having been fully performed, was determined on subsequent reporting dates.

n.	Foreign Currency Transactions

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

o.	Per Share Amounts

Basic per share amounts were computed using the weighted average number of Common Shares outstanding during the year. Diluted per share amounts reflected the potential dilution that could have occurred if stock options or warrants to purchase Common Shares were exercised for Common Shares. The treasury stock method of calculating diluted per share amounts was used whereby any proceeds from the exercise of stock options or warrants were assumed to be used to purchase Common Shares of the Company at the average market price during the year.

4	Equipment

	December 31, 2011	December 31, 2010
Equipment	$688,456	$619,892
Accumulated depreciation	(400,538)	(271,394)

Net book value	$287,918	$348,498

The equipment net book value balance is zero at December 31, 2012 due to liquidation basis of accounting.

5	Crude Oil and Natural Gas Properties

	December 31, 2011	December 31, 2010

Proved properties	$134,113,786	$116,799,184
Less: accumulated depletion of oil and gas properties	(13,850,206)	(10,557,420)
Less: accumulated impairments	(42,185,800)	(42,185,800)

Proved properties, net	$78,077,780	$64,055,964

Unproved properties, not being depleted	$468,042	$476,986

As of December 31, 2011, crude oil and natural gas properties includes $468,042 (December 31, 2010 – $476,986) relating to unproved properties which have been excluded from the depletion calculation. At December 31, 2011, future development costs related to the development of proved reserves of $118.54 million (December 31, 2010 – $87.8 million) are included in the depletion calculation. For the year ended December 31, 2011, the Company’s depletion rate was $11.25 per barrel of oil equivalent (“boe”) (2010 – $12.13 per boe).

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The proved and unproved properties balances are zero at December 31, 2012 due to the sale of assets.

Divestiture of Louisiana Assets

On December 1, 2011, the Company completed the divestiture of its non-operated and non-core interests in producing crude oil and natural gas properties located in the southern onshore region of Louisiana for a total cash consideration of $1 million.

6	Short-Term Debt

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

7	Asset Retirement Obligations

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

The following table provides a reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of property and equipment:

	Year ended December 31, 2012	Year ended December 31, 2011		Year ended December 31, 2010
Balance, beginning of year	$1,180,661	$1,309,789		$1,220,046
Liabilities incurred		313,684		17,743
Change in estimate	163,850	(422,813	)(i)	—
Reduction to liabilities	(1,180,336)	(105,737)		(9,110)
Accretion expense	39,686	85,738		81,110

Balance, end of year	$203,861	$1,180,661		$1,309,789

(i)	The Company adjusted the remaining life of its California oil and gas properties in calculating its asset retirement obligation from approximately 9 years to 25 years to better reflect estimated useful lives of the properties.

The balance of $203,861 at the end of December 31, 2012 is related to the remaining liability to plug the Louisiana well.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

8	Restricted Investments

In November 2012, $853,002 held in bonds for the right to operate in the states of California and Wyoming were released by respective state agencies. Additionally, pursuant to the terms of the purchase and sale agreement for the California Assets, $3 million of the purchase price paid on closing was deposited in escrow and was required to be held by the escrow agent through December 31, 2012 until various indemnities contained in the purchase and sale agreement have been fulfilled. The funds held by the escrow agent were invested in a money market account and were released to the Company on December 28, 2012.

9	Senior Loan

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

10	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin was authorized to issue an unlimited number of Common Shares. As of December 31, 2012, and December 31, 2011, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin was also authorized to issue an unlimited number of Preferred Shares issuable in series. As of December 31, 2012, and December 31, 2011, no Preferred Shares have been issued.

b.	Issued

In September 2011, the Company completed a brokered private placement (the “Private Placement”) of 2,758,620 units (“U.S. Units”) of the Company at a purchase price of CDN$1.45 per U.S. Unit for gross proceeds of CDN$3,999,999 or USD $4,010,545, net of CDN $267,224 or USD $267,928 of agents fees. Each U.S. Unit consisted of one Common Share and one-half of one Common Share purchase warrant (“U.S. Warrant”).

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

In May 2010, NiMin completed a public offering of Common Shares for an offering price of CDN $1.25. The Company issued 9,200,000 Common Shares for aggregate gross proceeds of CDN $11,500,000 or USD $11,018,492, net of CDN $989,260 or USD $947,840 of offering costs.

c.	Stock Option Plan

The Company established a stock option plan as approved by the Shareholders whereby options to purchase Common Shares may be granted to the Company’s directors, officers, employees and consultants. The exercise prices of stock options are denominated in Canadian dollars. The number of Common Shares issuable under the Company’s stock option plan cannot exceed 15% of the issued and outstanding Common Shares of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the option has a maximum life of ten years. The vesting period is determined by the Board of Directors at the time of grant. Options issued by the Company generally vest one-third on the first, second, and third anniversary of the date of grant. Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the period ended June 30, 2012.

Pursuant to Section 3.5 of the Company’s stock option plan, the Company completed the sale of all or substantially all of the Company’s assets and, as such, terminated all unexercised options under the plan in July of 2012.

The following table sets forth a reconciliation of the stock option activity for the period ended December 31, 2012, and December 31, 2011:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2009	7,695,000	1.25

Options exercised	(80,000)	0.94
Options forfeited	(310,000)	1.37
Options issued	50,000	1.25

Stock options outstanding at December 31, 2010	7,355,000	1.25

Options exercised(i)	(29,999)	1.25
Options forfeited	(105,000)	1.64
Options issued	2,000,000	1.44

Stock options outstanding at December 31, 2011(ii)	9,220,001	1.24

Options exercised
Options forfeited	(60,000)	1.61
Options repurchased	(600,000)	1.00
Options cancelled	(8,560,001)	1.29

Stock options outstanding at December 31, 2012(ii)	—	—

(i)	The intrinsic value of the exercised options during 2011 was CDN $33,299.
(ii)	The 2.70 million stock options relating to former employees were modified upon transition to a consulting role in 2011 and first quarter of 2012 to allow for continued vesting. The resulting $310,309

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

and $104,483 was recognized as incremental stock-based compensation expense during the year ended December 31, 2011 and the six months ended June 30, 2012, respectively. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the vested options were classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

Following the approval of the Winding Up of the Company, the respective option liabilities described above were fair valued to zero with $296,519 recorded as a credit to the change in the fair value of options.

At December 31, 2012, there were no outstanding stock options to purchase Common Shares.

All options had an estimated fair value determined using the Black-Scholes Model using the following weighted average assumptions (no options granted during 2012):

Grant Date	Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Option
2012	—	—	—	—	—
2011	3 years	1.38%	87.26%	—	$0.66
2010	5 years	1.74%	86.38%	—	$0.70

Risk-free interest rate was the Government of Canada marketable bond rate for the day of the grant having a term approximating the expected life of the option.

Expected lives of options was based on the simple average of the average vesting period and the life of the award, or the simplified method, because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. Options granted have a maximum term of five to ten years.

Annualized volatility was a measure of the amount by which the share price fluctuated or was expected to fluctuate. The Company used the average daily price volatility of comparable small cap crude oil and natural gas companies for the retrospective periods corresponding to the respective expected life.

Total compensation expense was amortized over the vesting period of the options. For the six months ended June 30, 2012, we recorded compensation expense in the amount of $2.29 million. Compensation expense of $2.61 million has been recognized during the year ended December 31, 2011, and $2.72 million during the year ended December 31, 2010 based on the estimated fair value of the options on the grant date in accordance with the fair value method of accounting for stock-based compensation.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plan.

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2009	7,582,500	1.28

Vested	(2,596,667)	1.26
Granted	50,000	1.25
Forfeited	(102,500)	1.34

Balance December 31, 2010	4,933,333	1.25

Vested	(2,744,990)	1.22
Granted	2,000,000	0.66
Forfeited	(105,000)	0.95

Balance December 31, 2011	4,083,343	0.99

Vested	(4,023,343)	0.99
Granted	—	—
Forfeited	(60,000)	0.99

Balance December 31, 2012	—

When stock options were exercised, the Company issues Common Shares from the pool of authorized shares.

d.	Warrants

Each warrant was exercisable by the holder thereof to acquire one Common Share at any time before the expiration date, after which time the warrants expire and become null and void.

Each whole warrant issued in connection with the private placement was exercisable for a period of 36 months from September 1, 2011, at an exercise price of $1.60. The warrants were subject to a hold period of four months plus one day from the date of issue.

As a result of the approval of the Winding Up of the Company in June 2012, an aggregate of 2,188,970 unexercised warrants were terminated July 2012.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The following table sets forth a reconciliation of the warrant activity for the periods ended December 31, 2012, and December 31, 2011:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2009	13,641,150	509,960	1.65

Warrants expired	(1,291,809)	(584,942)	2.31
Reclassified from warrant liability		74,982

Warrants outstanding at December 31, 2010	12,349,341	—	1.58

Warrants exercised	(5,354,800)	—	1.55
Warrants expired	(6,087,951)	—	1.55
Warrants issued(i)	1,379,310	844,488	1.65

Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(2,188,970)	(844,488)	1.79

Warrants outstanding at December 31, 2012	96,930	—	1.72

(i)	The weighted average exercise price of the warrants is $1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at December 31, 2011.

The following table summarizes NiMin’s warrants exercisable at December 31, 2012:

Expiration Date	Number of Warrants	Exercise Price per share (CDN$)
March 10, 2016	96,930	1.72

	96,930	1.72

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

During second, third and fourth quarters of 2012, pursuant to the Winding Up of the Company, the Company valued the warrants based on the expected cash distribution to Shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of December 31, 2012. As the warrants have an exercise price greater than the expected cash distribution to Shareholders, the value of the warrants were determined to approximate zero. The fair value of warrants outstanding in previous years was calculated using the Black-Scholes Model using the following weighted average assumptions:

	Weighted Average Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Warrant
2012	—	—	—	—	—
2011	3.70	0.55%	87.31%	—	$0.52
2010	1.75	1.46%	85.90%	—	$0.46

At December 31, 2011, the fair value of the warrant liability was $235,134, with a gain of $1.06 million recognized in current period earnings during the year ended December 31, 2011. At December 31, 2010, the fair value of the warrant liability was $5.63 million, with a gain of $1.67 million recognized in earnings during the year ended December 31, 2010.

Risk-free interest rate was the U.S. Treasury rate for the day of the grant having a term approximating the expected life of the warrant.

Expected life of warrants was the period of time over which the warrants were expected to remain outstanding and was based on the contractual terms. Warrants had a maximum term of two to ten years.

Annualized volatility was a measure of the amount by which the share price fluctuated or was expected to fluctuate. The Company used the average daily price volatility of comparable small cap crude oil and natural gas companies for the retrospective periods corresponding to the respective expected life.

e.	Per Share Amounts

Basic earnings (loss) per share are computed by dividing net loss available to common Shareholders by the weighted average number of Common Shares outstanding. Diluted earnings (loss) per Common Share are calculated using the treasury stock method to determine the dilutive effect of the stock options. The treasury stock method assumes that the proceeds received from the exercise of “in the money” stock options and warrants are used to repurchase Common Shares at the average market price during the period. The weighted average number of shares assumed to be outstanding was as follows:

	Six months ended June 30,	Year ended December 31,	Year ended December 31,
	2012	2011	2010
Net income (loss)	$28,858,180	$(3,229,648)	$(12,386,445)
Basic and diluted shares outstanding(i)	69,834,396	67,009,441	58,577,366
Income (loss) per basic and diluted share	$0.41	$(0.05)	$(0.21)

(i)

For the six months ended June 30, 2012, 10.8 million stock options and warrants were excluded from the diluted loss per share calculation. For the year ended December 31, 2011, and 2010, 7,422,558 and 14,771,008 stock options and warrants were excluded from the diluted loss per share calculation, respectively. Potential Common Shares from the exercise of stock options and warrants were excluded from

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

the diluted loss per share calculation because their effect was anti-dilutive as a result of the options and warrants being out of the money for the six months ended June 30, 2012, and the Company’s net loss for the years 2011 and 2010.

11	Income Taxes

The components of the net deferred income tax asset (liability) were as follows:

	December 31, 2011	December 31, 2010
Temporary differences related to:
Crude oil and natural gas property and equipment	$(16,181,217)	$(6,448,248)
Asset retirement obligations	130,803	514,747
Stock based compensation	4,137,663	3,162,024
Share issue costs and other	431,629	445,201
Research and development credits	635,130	635,130
Non-capital losses	38,200,692	30,103,250
Valuation allowance	(27,354,700)	(28,412,104)

Deferred income tax asset	$—	$—

At December 31, 2012, the deferred income tax asset is $0 due to the liquidation basis of accounting.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The provision for income taxes reflects an effective tax rate that differs from the results that would be obtained by applying the applicable statutory income tax rate in Canada, the Company’s country of domicile, which was explained as follows:

	Six months ended June 30, 2012	December 31, 2011	December 31, 2010
Combined Federal and Provincial/State corporate tax rate	28.00%	28.00%	28.00%
Gain/(Loss) before income taxes	$31,336,443	$(3,229,648)	$(11,999,673)
Expected tax	8,774,204	(904,301)	(3,359,908)
Add (deduct) income tax effect of:
Adjustments to prior year tax calculations	—	2,227,598	(2,094,392)
Change in tax jurisdiction	—	(221,656)	—
Difference in US & Canadian tax rates & Other	2,703,076	(316,281)	(1,115,923)
Permanent Differences	(190,934)	932,728	—
Change in fair value of warrants	—	(660,682)	(657,903)
Change in research and development credits	—	—	252,451
Change in valuation allowance	(8,808,083)	(1,057,406)	7,362,447

Current income tax expense	$2,478,263	$—	$386,772

During the third quarter of 2012, there were tax benefits which help reduce the current year tax liability.

In October 2012, the Company paid $1.80 million, for Federal U.S. and California purposes, relating to taxable gains resulting from the sale of its oil and gas properties in the current period. The Federal U.S. taxable income for regular income tax purposes was fully reduced by net operating loss carryforwards of $63,362,738. The Company’s deferred tax assets were previously subject to full valuation allowance.

12	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, restricted investments, warrants, short-term debt, and accounts payable and accrued liabilities. For all periods presented, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to Shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of December 31, 2012. As the warrants have an exercise price greater than the expected cash distribution to Shareholders, the value of the warrants were determined to approximate zero.

b.	Credit Risk

Credit risk was the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s receivables from joint venture partners and from crude oil and natural gas marketers.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The majority of the Company’s receivables were within the oil and gas industry, primarily from its industry partners. The receivables were not collateralized. To date, the Company had experienced minimal bad debts, and had no allowance for doubtful accounts. The majority of the Company’s cash and cash equivalents were held by two financial institutions, one in the U.S. and the other in Canada. As of December 31, 2011, the accounts receivable balances were primarily all from the sale of oil and gas and post-close adjustments from the sale of its oil and gas properties. All receivables were current and therefore, no provision was determined to be required.

c.	Derivatives

Commodity price risk was the risk that the future cash flows will fluctuate as a result of changes in commodity prices. Commodity prices for crude oil and natural gas are impacted by world economic events that dictate the levels of supply and demand.

In January of 2010, the Company entered into a derivative financial contract for 7,500 Bbls of WTI crude oil production per month at a fixed rate of $85.10 per barrel until December 2012.

In December 2010, the Company entered into a derivative financial contract for 125 Bbls of oil per day for 2011 and 250 Bbls of oil per day for 2012 at a fixed rate of $90.40 per barrel.

In November 2011, the Company entered into a derivative financial contract for 100 Bbls of oil per day for 2012 at a fixed price of $96.75 per barrel.

We do not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognize the current change in a derivative’s fair value in earnings. On December 31, 2011, we recognized $976,929 as a derivative liability on crude oil derivative contracts.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at December 31, 2012, carried no liability.

For the six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $189,507.

13	Related Party Transactions

The Company used the services of Simon, Peragine, Smith and Redfearn LLP to assist in general legal matters related to contracts and lease agreements of its properties. For the period ended December 31, 2012, the Company recorded legal expenditures of $138,836. For the period ended December 31, 2011 and December 31, 2010, the Company recorded legal expenses of $552 and $7,938, respectively. Mr. Redfearn is currently a member of the Company’s Board of Directors, and is a partner of the law firm.

Further to its mandate of disposing of all non-cash assets, the Company has agreed to sell its ownership in the beneficial interests of the Liquidating Trust, all CMD patents and rights to existing overriding royalties on non producing properties to Pacific Oil and Gas LLC for aggregate consideration of $1,000. Pacific Oil and Gas LLC is a private company, owned by Clancy Cottman and Bill Gumma, both board members of the Company.

14	Supplemental Crude Oil and Natural Gas Reserves and Standard Measure Information

The Company sold all of its crude oil and natural gas assets as of June 30, 2012. Therefore, the Company does not have any applicable crude oil and natural gas reserves.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

15	Quarterly Financial Information (Unaudited)

The Company’s quarterly financial information for fiscal 2012 and 2011 is as follows:

Year Ended December 31, 2012	Third Quarter	Fourth Quarter
Beginning Net Assets in Liquidation	$77,914,536	$78,743,570

Increase (decrease) to nets assets:
Cash distribution	—	(70,532,740)
Investment income	51,292	4,921
Tax adjustment	1,019,447	—
Adjustments to assets	(21,729)	(34,198)
Adjustments to Liquidation accruals	(134,721)	(394,147)
Costs incurred	(85,255)	—
Foreign exchange	—	49,512

Net increase (decrease) to net assets:	829,034	(70,906,652)

Ending Net Assets in Liquidation	$78,743,570	$7,836,918

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Year Ended December 31, 2012	First Quarter	Second Quarter
Operating revenue	$6,148,627	$4,836,963
Operating income (loss)	327,441	(8,688,007)
Other income (expense)	(1,867,893)	41,564,902
Net income (loss)	(1,540,452)	30,398,632
Basic net income (loss) per share	(0.02)	0.44
Diluted net income (loss) per share	$(0.02)	$0.44

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$5,232,273	$5,704,103	$6,465,744	$6,903,565
Operating income (loss)(i)	(2,724,654)	1,943,132	2,444,002	(1,077,561)
Other income (expense)	(5,752,559)	1,887,692	1,198,010	(1,147,710)
Net income (loss)	(8,477,213)	3,830,824	3,642,012	(2,225,271)
Basic net income (loss) per share(ii)	(0.13)	0.06	0.05	(0.03)
Diluted net income (loss) per share(ii)	$(0.13)	$0.01	$0.05	$(0.03)

(i)	During the fourth quarter of 2011, the Company divested its oil and gas properties located in the state of Louisiana. The operating income from divested properties during the fourth quarter of 2011 was $352,099.
(ii)	The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.