Form 10-Q
period 2013-03-31
NiMin Energy Corp.
filed 2013-05-13
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of May 13, 2013.

PART 1. FINANCIAL INFORMATION

Interim Consolidated Financial Statements of

NIMIN ENERGY CORP.

As of and for the periods ended March 31, 2013 and 2012

Expressed in US dollars

NiMin Energy Corp.

Consolidated Statements of Net Assets as of March 31, 2013 and December 31, 2012 (Liquidation Basis)

(Expressed in U.S. dollars)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$8,737,220	$9,657,306
Other accounts receivable	8,528	60,129
Income tax receivable	329,185	329,185

Total assets	$9,074,933	$10,046,620

Liabilities
Current liabilities:
Accounts payable	$126,781	$71,654
Accrued professional fees related to liquidation	1,476,385	1,481,470
Other costs related to liquidation	485,878	452,717
Asset retirement obligations	301,461	203,861

Total liabilities	$2,390,505	$2,209,702

Net assets in liquidation (Note 2)	$6,684,428	$7,836,918

Net assets in liquidation per outstanding share	$0.10	$0.11

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Operations and Comprehensive Loss (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2012
Crude oil and natural gas revenues	$6,148,627
Expenses:
Operating costs	2,117,531
General and administrative	2,119,964
Depreciation, depletion, amortization, and accretion	897,825
Loss on crude oil derivative contract	685,866

5,821,186

Income before other items	327,441

Interest income	4,932
Interest expense	(1,385,147)
Foreign exchange loss	(438)
Change in fair value of options	(266,023)
Change in fair value of warrants	(223,826)
Other	2,609

(1,867,893)

Loss before taxes	(1,540,452)

Net loss and comprehensive loss	(1,540,452)

Basic and diluted loss per share	$(0.02)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Cash Flows (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

Three months ended March 31, 2012
Cash flows from operating activities:
Net loss	$(1,540,452)
Adjustments to reconcile net loss by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	897,825
Change in fair value of options	266,023
Change in fair value of warrants	223,826
Stock-based compensation	543,936
Unrealized (gain) loss on crude oil derivative contracts	344,140
Non-cash interest expense	265,701
(Increase) decrease in assets:
Trade accounts receivable	413,466
Prepaid expenses	(54,305)
Crude oil inventory	68,559
Decrease in liabilities:
Accounts payable and accrued liabilities	(696,287)

Net cash provided by (used in) operating activities	732,432

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,350,463)
Sale of equipment	29,252
Increase in restricted investments	(143,741)

Net cash provided by (used in) investing activities	(1,464,952)

Change in cash and cash equivalents during the period	(732,520)
Cash and cash equivalents at beginning of the period	3,811,028

Cash and cash equivalents at end of the period	$3,078,508

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,118,886

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Changes in Nets Assets in Liquidation as of March 31, 2013 (Liquidation Basis)

(Expressed in U.S. dollars)

(Unaudited)

Net Assets in Liquidation as of December 31, 2012	$7,836,918
Increase (decrease) to net assets:
Adjustments to assets from January 1, 2013 to March 31, 2013	(28,689)
Adjustments to liquidation accruals from January 1, 2013 to March 31, 2013	(1,113,261)
Foreign exchange adjustment from January 1, 2013 to March 31, 2013	(10,540)

Net decrease to net assets:	(1,152,490)

Net Assets in Liquidation as of March 31, 2013	$6,684,428

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

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

At the Special Meeting, the Shareholders were also asked to consider and vote on the voluntary winding up and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up”) and the distribution to Shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy) and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company.

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

On June 29, 2012, Legacy completed its previously announced sale of its assets in California’s San Joaquin Basin (the “California Assets”) to Southern San Joaquin Production, LLC for total cash consideration of approximately $26 million, being the original purchase price of approximately $27 million, less approximately $1 million adjusted to account for preliminary purchase price adjustments. Pursuant to the terms of the purchase and sale agreement, $3 million of the $26 million purchase price paid on closing had been deposited with an escrow agent until December 28, 2012, in connection with various indemnities contained therein. On August 30, 2012, Legacy completed its final settlement with Southern San Joaquin Production LLC and received $347,938 based on the final purchase price adjustments. On December 28, 2012, the $3 million was released to NiMin from the escrow account.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to Shareholders in installments.

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012. The distribution of $70,532,740 was paid on October 22, 2012.

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

NiMin voluntarily delisted its Common Shares from the Toronto Stock Exchange (“TSX”) after the close of trading on October 22, 2012, the date on which NiMin’s initial distribution was “payable” and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange, effective as of opening of the market on October 23, 2012. From October 23, 2012, and onwards until the time that is on or about the date of dissolution, NiMin’s Common Shares trade on the NEX under the symbol “NNN.H”.

The Company announced that the Common Shares of the Company were delisted from the OTCQX effective July 23, 2012.

2	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The consolidated statement of net assets at December 31, 2012, was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements of interim periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 10-K. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year.

As a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of March 31, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

These unaudited interim consolidated financial statements of the Company are presented in U.S dollars.

A statement of operations is not presented for the three months ended March 31, 2013, due to the liquidation basis of accounting. Instead, a statement of changes in net assets has been reported.

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

Accrued Liquidation Costs	Balances as of December 31, 2012	Adjustments to accrual	Payments	Balances as of March 31, 2013
Lease obligation	$—	$—	$—	$—
Professional fees	1,481,470	687,696	(692,781)	1,476,385
Payroll related costs	—	—	—	—
Other	452,717	145,789	(112,628)	485,878

Total	$1,934,187	$833,485	$(805,409)	$1,962,263

The Company will continue to incur operating costs through the liquidation of the Company (the “Liquidation Period”). On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to Shareholders.

The Winding Up and the dissolution and liquidation of the Company continue to be assessed and the exact amount and timing of further distribution(s) to Shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company have completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the statement of net assets and the estimated $0.10 net assets in liquidation per outstanding share include management estimates made as of March 31, 2013, for the next five months, the estimated remaining period for dissolution. They do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

3	Asset Retirement Obligations

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

The following table provides a reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of property and equipment:

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

	Period ended March 31, 2013	Year ended December 31, 2012
Balance, beginning of year	$203,861	$1,180,661
Change in estimate	279,776	163,850
Reduction to liabilities	(182,176)	(1,180,336)
Accretion expense	—	39,686

Balance, end of year	$301,461	$203,861

The balance of $301,461 at March 31, 2013, is related to the completion of well site restoration in Louisiana.

4	Senior Loan

On June 30, 2010, the Company entered into a senior secured loan (the “Senior Loan”) in the amount of $36 million from a U.S. based institutional private lender. The Company borrowed $36 million subject to an original issuer discount of 7.5%, a commitment fee of 1%, a placement fee of 1% and a transaction fee of 3%. Debt issuance costs of $4.9 million were incurred and were being amortized to net income under the effective interest method. The Senior Loan had a 12.5% fixed interest rate and a term of five years. Interest was payable quarterly beginning September 30, 2010.

As part of the Winding Up of the Company, on June 28, 2012, the Company prepaid the entire amount of the Senior Loan and as a result, a prepayment penalty of 2% representing $707,705 was applied in addition to the accrued interest of $1,118,853 and principal of $36,000,000. The remaining unamortized debt issuance cost of $3.23 million as of June 28, 2012, related to the Senior Loan, was written off and was included in the period ended June 30, 2012, interest expense.

5	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin was authorized to issue an unlimited number of Common Shares. As of March 31, 2013, and December 31, 2012, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin was also authorized to issue an unlimited number of Preferred Shares issuable in series. As of March 31, 2013, and December 31, 2012, no Preferred Shares have been issued.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

b.	Stock Option Plan

The Company established a stock option plan as approved by the shareholders whereby options to purchase Common Shares may be granted to the Company’s directors, officers, employees and consultants. The exercise prices of stock options were denominated in Canadian dollars. The number of Common Shares issuable under the Company’s stock option plan cannot exceed 15% of the issued and outstanding common shares of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the option has a maximum life of ten years. The vesting period is determined by the Board of Directors at the time of grant. Options issued by the Company generally vest one-third on the first, second, and third anniversary of the date of grant. Following the approval of the Winding Up of the Company, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the period ended June 30, 2012.

Pursuant to Section 3.5 of the Company’s stock option plan, the Company completed the sale of all or substantially all of the Company’s assets and, as such, terminated all unexercised options under the plan in July 2012.

The following table sets forth a reconciliation of the stock option activity for the period ended March 31, 2013, and December 31, 2012:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2011 (i)	9,220,001	1.24
Options exercised	—	—
Options forfeited (i)	(60,000)	1.61
Options repurchased	(600,000)	1.00
Options cancelled	(8,560,001)	1.29
Stock options outstanding at December 31, 2012	—	—
Options exercised	—	—
Options forfeited	—	—
Options repurchased	—	—
Options cancelled	—	—
Stock options outstanding at March 31, 2013	—	—

(i)	The 1.20 million stock options relating to former employees were modified upon transition to a consulting role in 2012 to allow for continued vesting. The resulting $104,483 was recognized as incremental stock-based compensation expense during the three months ended March 31, 2012. As the related options were denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the applicable 1.20 million vested options were recorded at their fair value at the end of each period and the change in fair value was recognized in earnings.

Total compensation expense was amortized over the vesting period of the options. Compensation expense of $543,936 has been recognized during the three months ended March 31, 2012.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

As of March 31, 2012, total unrecognized compensation cost related to unvested stock options was $1.51 million. This amount was expected to be recognized as stock-based compensation expense in the statement of operations over the remaining weighted average vesting period of 1 year.

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2011	4,083,343	0.99

Vested	(630,001)	0.95
Granted	—	—
Forfeited	(60,000)	0.94

Balance March 31, 2012	3,393,342	1.00

When stock options were exercised, the Company issued Common Shares from the pool of authorized shares.

c.	Warrants

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

As a result of the approval of the Winding Up of the Company in June 2012, an aggregate of 2,188,970 unexercised warrants were terminated in July 2012.

The following table sets forth a reconciliation of the warrant activity for the periods ended March 31, 2013, and December 31, 2012:

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(2,188,970)	(844,488)	1.79

Warrants outstanding at December 31, 2012	96,930	—	1.72

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Warrants outstanding at March 31, 2013	96,930	—	1.72

The fair value of warrants outstanding was calculated using the Black-Scholes Model using the following weighted average assumptions:

	Weighted Average Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Warrant
2012	3.60	0.83%	86.99%	—	$0.62

The following table summarizes NiMin’s warrants exercisable at March 31, 2013:

Expiration Date	Number of Warrants	Exercise Price per share (CDN$)
March 10, 2016	96,930	1.72

	96,930	1.72

At March 31, 2012, a charge of $223,826 with respect to outstanding warrants was recognized in earnings during the three months ended March 31, 2012.

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

(Unaudited)

Annualized volatility was a measure of the amount by which the share price fluctuated or was expected to fluctuate. The Company used the average daily price volatility of comparable small cap crude oil and natural gas companies for the retrospective periods corresponding to the respective expected life.

d.	Per Share Amounts

Basic earnings (loss) per share were computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share were calculated using the treasury stock method to determine the dilutive effect of the stock options. The treasury stock method assumes that the proceeds received from the exercise of “in the money” stock options and warrants were used to repurchase commons shares at the average market price during the period. The weighted average number of shares assumed to be outstanding was as follows:

Three months ended March 31,
2012
Net income (loss)	$(1,540,452)
Basic and diluted shares outstanding (i)	69,834,396
Income (loss) per basic and diluted share	$(0.02)

(i)	9,160,001 stock options and warrants were excluded from the diluted loss per share calculation for the three months ended March 31, 2012, because their effect was anti-dilutive as a result of the Company’s net loss for the three months ended March 31, 2012.

6	Income Tax

As of December 31, 2012, and March 31, 2013, the Company had a receivable for U.S. income taxes of $329,185 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the three months ended March 31, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

7	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, warrants, accounts payable and accrued liabilities. For the three months ended March 31, 2012, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate of the valuation of the underlying equity instruments as of March 31, 2013. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero.

b.	Derivatives

Commodity price risk was the risk that the future cash flows will fluctuate as a result of changes in commodity prices. Commodity prices for crude oil and natural gas were impacted by world economic events that dictate the levels of supply and demand.

In January 2010, the Company entered into a derivative financial contract for 7,500 Bbls of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil production per month at a fixed rate of $85.10 per barrel until December 2012.

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

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at March 31, 2013, did not carry derivative contracts on the balance sheet.

8	Related Party Transactions

The Company used the services of Simon, Peragine, Smith and Redfearn LLP to assist in general legal matters related to contracts and lease agreements of its properties. For the period ended March 31, 2013, the Company recorded legal expenditures of $0 as compared to $10,168 for the period ended March 31, 2012. Mr. Redfearn is currently a member of the Company’s Board of Directors, and is a partner of the law firm.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

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

NiMin has determined that the appropriate amount to fund the Liquidating Trust to meet unknown claims and the ongoing obligations of the Liquidating Trust is $250,000, which shall be funded prior to the dissolution of NiMin. NiMin intends to sell the beneficial ownership interests in the Liquidating Trust along with the patents in the CMD process and rights to an overriding royalty on non-producing properties to Pacific Oil and Gas LLC, a company owned by Clancy Cottman and Bill Gumma, two directors of NiMin, for aggregate proceeds of $1,000 in order to complete the dissolution and liquidation of NiMin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K as amended from time to time, (“Annual Report”) and filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2013, our interim consolidated financial statements for the period ended March 31, 2012, and our historical consolidated financial statements and the accompanying notes included elsewhere in the Annual Report.

In this MD&A, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”).

FORWARD LOOKING STATEMENT

This MD&A contains certain forward-looking information, which is based upon the current internal expectations, estimates, projections, assumptions and beliefs of NiMin, as of the date of such statements or information. Words such as “plan,” “expect,” “project,” “intend,” “believe,” “anticipate,” “estimate,” “may,” “will,” “potential,” “proposed,” and other similar words, or statements that certain events or conditions “may” or “will” occur, are intended to identify forward-looking information. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in the forward-looking information. By its nature, forward-looking information involves numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking information will not occur. Such forward-looking information in this MD&A speaks only as of the date of this Quarterly Report.

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

At the Special Meeting, the Shareholders were also asked to consider and vote on the voluntary liquidation and dissolution of the Company pursuant to the laws of the Business Corporations Act (Alberta) (the “Winding Up”) and the distribution to Shareholders of the net proceeds of the Sale of Assets (less the settlement of obligations of Legacy), and cash on hand, as part of such liquidation and dissolution after satisfaction of all liabilities of the Company.

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

On September 24, 2012, the Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012. The distribution of $70,532,740 was paid on October 22, 2012.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company intends to distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders in one final distribution on a future date which has not yet been determined.

NiMin voluntarily delisted the Common Shares from the TSX after the close of trading on October 22, 2012, and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange (“NEX”), effective as of opening of the market on October 23, 2012. From October 23, 2012, and onwards until the time that is on or about the date of dissolution, the Common Shares will trade on the NEX under the symbol “NNN.H”.

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of March 31, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

Data for the statement of operations is not presented for 2013, because using the liquidation basis of accounting, net income/(loss) is no longer reported.

Oil and Gas Sales Report

Average daily production sold by region (1)

Three months ended March 31, 2012
California (2)
Oil—Bbl/d	253
Gas—Mcf/d	—
Total California (boe/d)	253
Wyoming (2)
Oil—Bbl/d	682
Gas—Mcf/d	—
Total Wyoming (boe/d)	682
Total Oil (Bbl/d)	935
Total Gas (Mcf)	—
Total (boe/d)	935

Notes:

(1)	These numbers are net to NiMin’s working interest for the relevant properties.

(2)	The Wyoming and California properties were sold on June 28, 2012, and June 29, 2012, respectively.

Crude oil and natural gas sales

Given that the sale of the Wyoming Assets and California Assets closed on June 28, 2012, and June 29, 2012, respectively, the associated revenues are included in revenues and expenses for the period ending June 30, 2012. However, the purchase and sale agreements provide adjustments to the purchase price be made related to revenues and operating expenses for the period of April 1, 2012, through the closing date of the sale of the properties. As such, the purchase price of the sale of the properties in June 2012 was adjusted for revenues and operating expenses for the period of April 1, 2012, through closing date of the sale of the properties.

For the three months ended March 31, 2012, the Company recorded gross revenues of $7.68 million entirely from oil sales and had no gas sales for the period.

Crude Oil Derivative Contracts

Commodity price risk was the risk that the future cash flows will fluctuate as a result of changes in commodity prices. Commodity prices for crude oil and natural gas were impacted by world economic events that dictate the levels of supply and demand.

In January 2010, the Company entered into a derivative financial contract for 7,500 Bbls of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil production per month at a fixed rate of $85.10 per barrel until December 2012.

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

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at March 31, 2013, did not carry derivative contracts on the balance sheet.

Royalties

California

The Company paid a crude oil production fee (“Production Fee”) consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declines at a rate of 5.5% each year.

For the three months ended March 31, 2012, the Production Fee rate was 506.40 barrels of oil per month and the Company recorded royalties in California in the amount of $712,777.

Wyoming

For the three months ended March 31, 2012, the Company recorded $823,539 in royalties in Wyoming representing an average rate of 16.02%.

Operating Costs

Three months ended March 31, 2012
($)
Operating costs	2,117,531
Average operating costs per boe	24.89

For the three months ended March 31, 2012, the Company incurred operating costs in the amount of $2.12 million.

Operating costs included severance taxes paid in Wyoming. There was no severance tax in the state of California. For the three months ended March 31, 2012, the Company recorded $536,146 in severance taxes.

General and Administrative Expenses (“G&A”)

Three months ended March 31, 2012
($)
G&A expense before stock-based compensation	1,576,028
Average per boe	18.52
Stock-based compensation (“SBC”)	543,936
Average per boe	6.39

G&A	2,119,964

Average per boe	24.92

For the three months ended March 31, 2012, the Company recorded G&A expense, excluding SBC, of $1.58 million.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

Three months ended March 31, 2012
($)
DD&A expense	897,825
Average per boe	10.55

We followed the full-cost method of accounting and all costs included in proved properties and all future development costs along with our total proved reserves determine the period’s depletion cost.

For the three months ended March 31, 2012, the Company recorded DD&A in the amount of $897,825.

Change in Fair Value of Warrants and Options

The exercise price of certain warrants was denominated in Canadian dollars which was not the functional currency of the Company. As a result, these warrants were recorded at their fair value at the end of each period and the change in fair value recognized in earnings.

During the three months ended March 31, 2012, none of the issued warrants were exercised. At March 31, 2012, a charge of $223,826 with respect to outstanding warrants was recognized in earnings during the three months ended March 31, 2012. The fair value of the warrants was calculated using the Black-Scholes Merton Model (“Black-Scholes Model”).

At March 31, 2012, a charge of $266,023 with respect to outstanding options was recognized in earnings during the three months ended March 31, 2012. The fair value of the options was calculated using the Black-Scholes Model.

Interest Income and Expense

For the three months ended March 31, 2012, the Company recorded interest expense of $1.39 million ($265,701 non-cash) related to the Senior Loan. The amortization of debt issuance cost related to the Senior Loan was included in interest expense.

For the three months ended March 31, 2012, the Company recorded interest income in the amount of $4,932.

Income Tax

As of December 31, 2012, and March 31, 2013, the Company had a receivable for U.S. income taxes of $329,185 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the three months ended March 31, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

Liquidity and Capital Resources

The Winding Up and the dissolution and liquidation of Legacy contemplates the orderly disposition of the assets, the orderly discharge of all outstanding liabilities, including all outstanding debt, and after the establishment of appropriate reserves, the distribution of cash to shareholders in installments.

Upon completion of the disposition of all remaining assets of Legacy and the settlement of all liabilities of the Company and Legacy, the Company will distribute the net proceeds of the liquidation and dissolution of both Legacy and the Company to Shareholders. NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware company, dissolved in accordance with the laws of Delaware on September 17, 2012.

The Board declared an initial distribution to Shareholders of $1.01 per Common Share in connection with the Winding Up of NiMin. The distribution was made as a return of capital to Shareholders of record at the close of business on October 9, 2012. The distribution was paid on October 22, 2012.

The amount and timing of any subsequent distributions to shareholders will depend on a number of factors, several of which cannot be determined at this time, including the ultimate amount of our known, unknown, and contingent liabilities. As a result, the amount of cash remaining following completion of our liquidation and dissolution could vary from our current estimates.

Overall net assets in liquidation decreased from $7,836,918 at December 31, 2012, to $6,684,428 at March 31, 2013. The decrease primarily resulted from changes in liquidation accruals related to professional fees of $687,696, asset retirement obligations of $279,776, and adjustments to other liquidation accruals of $145,789. The Company completed its 2012 tax filings in both the United States and Canada in the current quarter. Furthermore, the Company is awaiting the tax clearance from the Canada Revenue Agency, the tax refund from the Internal Revenue Service, and completion of well site restoration in Louisiana. The remaining decrease in net assets related to uncollectable accounts receivable of $28,689 and foreign exchange adjustments of $10,540 during the three month period.

The numbers reflected in the statement of net assets and the estimated $0.10 net assets in liquidation per outstanding share include management estimates made as of March 31, 2013, for the next five months, the estimated remaining period for dissolution. They do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

The following table summarizes our cash flows for the periods presented.

Three months ended March 31, 2012 ($)
Cash flows (used in) provided by operating activities	732,432
Cash flows (used in) provided by investing activities	(1,464,952)
Cash flows (used in) provided by financing activities	—

Increase (decrease) in cash and cash equivalents	(732,520)
Cash and cash equivalents at beginning of the period	3,811,028
Foreign exchange on cash and cash equivalent	—

Cash and cash equivalents at end of the period	3,078,508

During the three months ended March 31, 2012, our cash balance decreased by $732,520, primarily due to $1.46 million invested in oil and natural gas properties and equipment.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended March 31, 2013.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our Annual Report. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs from March 31, 2013, through the liquidation of the Company. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our primary market risk was market changes in oil and natural gas prices. Commodity prices for crude oil and natural gas were impacted by world economic events that dictate the levels of supply and demand. During the year ended December 31, 2011, we entered into swap contracts to minimize the variability in cash flows due to price movements in crude oil (See Item 2 – “MD&A – Crude Oil and Derivative Contracts”).

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at March 31, 2013, did not carry derivative contracts on the balance sheet.

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

Based on the evaluation, management concluded that as of March 31, 2013, the Company’s disclosure controls and procedures continue to be ineffective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the year ended December 31, 2012, as amended from time to time, and filed with the SEC on March 11, 2013.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. RISK FACTORS

The amount and timing of the final liquidating distribution to our Shareholders are subject to risks. These risks include those described below and may include additional risks and uncertainties not presently known to us. The amount and timing of the final liquidating distribution to our Shareholders could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this Quarterly Report.

The final liquidating distribution to Shareholders may be less than we currently estimate. In this Quarterly Report, we have estimated our net assets in liquidation and our net assets in liquidation per outstanding share, pursuant to requirements for liquidation accounting. These estimates will be affected by factors which may be outside of our control, including unforeseen contingent liabilities arising out of the sale of our properties or the previous conduct of our business and expenses we incur prior to the liquidation and dissolution of the Company. For instance, as of March 31, 2013, we have accrued for an asset retirement obligation of $301,461 related to the completion of well site restoration in Louisiana and if the expenses and liability related to such obligation are higher than we have estimated at the time of liquidation, the funds available for distribution to our Shareholders will be less. In addition, we have accrued for various expenses including professional fees and other costs related to the liquidation, and in the event the Company is not dissolved within the timeframe we have estimated, or if we encounter unforeseen circumstances that increase these fees and costs from our current estimates, the amount available for distribution to Shareholders will be less.

The dissolution of the Company could take longer than we currently anticipate. Before the Company can be dissolved, the Board will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities, the Company will need to obtain tax clearance in Canada, and all of the Company’s remaining assets will need to be liquidated. If any of these actions take longer than anticipated, the Company’s costs could increase, which would decrease the amount of cash available for distribution, and could delay or limit the Company’s ability to make the final distribution to Shareholders.

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

NIMIN ENERGY CORP.

(Registrant)

Dated: May 13, 2013	By: /s/ Clarence Cottman III
Clarence Cottman III
Chief Executive Officer

By: /s/ Jonathan S. Wimbish
Jonathan S. Wimbish
Chief Financial Officer