Form 10-Q
period 2013-06-30
NiMin Energy Corp.
filed 2013-08-13
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

69,834,396 shares, no par value, of the Registrant’s common stock were issued and outstanding as of August 13, 2013.

PART 1. FINANCIAL INFORMATION

Interim Consolidated Financial Statements of

NIMIN ENERGY CORP.

As of and for the periods ended June 30, 2013 and 2012

Expressed in US dollars

NiMin Energy Corp.

Consolidated Statements of Net Assets as of June 30, 2013 and December 31, 2012 (Liquidation Basis)

(Expressed in U.S. dollars)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$8,308,271	$9,657,306
Other accounts receivable	4,965	60,129
Income tax receivable	—	329,185

Total assets	$8,313,236	$10,046,620

Liabilities
Current liabilities:
Accounts payable	$93,406	$71,654
Accrued professional fees related to liquidation	1,459,801	1,481,470
Other costs related to liquidation	490,242	452,717
Asset retirement obligations	137,767	203,861

Total liabilities	$2,181,216	$2,209,702

Net assets in liquidation (Note 2)	$6,132,020	$7,836,918

Net assets in liquidation per outstanding share	$0.09	$0.11

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Operations and Comprehensive Loss (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Crude oil and natural gas revenues	$4,836,963	$10,985,590

Expenses:
Operating costs	2,140,088	4,257,619
General and administrative	3,923,296	6,043,260
Liquidation related expenses	7,537,423	7,537,423
Depreciation, depletion, amortization, and accretion	799,536	1,697,361
Gain on crude oil derivative contract	(875,373)	(189,507)

	13,524,970	19,346,156

Income before other items	(8,688,007)	(8,360,566)

Interest income	5,741	10,673
Interest expense	(5,058,031)	(6,443,178)
Foreign exchange (loss)	—	(438)
Change in fair value of options	562,542	296,519
Change in fair value of warrants	458,960	235,134
Other	(25,427)	(22,818)
Other reclamation costs	(659,115)	(659,115)
Gain on sale of oil & gas properties and equipment	46,280,232	46,280,232

	41,564,902	39,697,009

Income before taxes	32,876,895	31,336,443
Income tax expense	2,478,263	2,478,263

Net Income and comprehensive Income	30,398,632	28,858,180

Basic and diluted income per share	$0.44	$0.41

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Cash Flows (Going Concern Basis)

(Expressed in U.S. dollars)

(Unaudited)

Six months ended June 30, 2012
Cash flows from operating activities:
Net income	$28,858,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	1,697,361
Change in fair value of options	(296,519)
Change in fair value of warrants	(235,134)
Gain on sale of oil & gas properties	(46,377,296)
Stock-based compensation	2,289,567
Write down of fixed assets	82,731
Loss on sale of non-oil & gas properties	97,064
Non-cash interest expense	3,497,867
Decrease in assets:
Trade accounts receivable	1,061,589
Prepaid expenses	311,922
Crude oil inventory	149,553
Increase in liabilities:
Accounts payable and accrued liabilities	7,850,251
Asset retirement obligation	659,114

Net cash provided by (used in) operating activities	(353,750)

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,579,255)
Sale of oil & gas properties	119,245,819
Increase in restricted investments	(3,143,741)

Net cash provided by (used in) investing activities	114,522,823

Cash flows from financing activities:
Repayment of long-term debt	(36,000,000)
Repurchase of options	(29,108)

Net cash provided by (used in) financing activities	(36,029,108)

Change in cash and cash equivalents during the period	78,139,965
Cash and cash equivalents at beginning of the period	3,811,028

Cash and cash equivalents at end of the period	$81,950,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,945,444

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Changes in Net Assets in Liquidation as of June 30, 2013 (Liquidation Basis)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net Assets in Liquidation	$6,684,428	$7,836,918

Decrease to net assets:
Adjustments to assets	—	(28,689)
Adjustments to liquidation accruals	(531,743)	(1,645,004)
Foreign exchange adjustment	(20,665)	(31,205)

Net Assets in Liquidation as of June 30, 2013	$6,132,020	$6,132,020

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

As a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of June 30, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

These unaudited interim consolidated financial statements of the Company are presented in U.S dollars.

A statement of operations is not presented for the three and six months ended June 30, 2013, due to the liquidation basis of accounting. Instead, a statement of changes in net assets has been reported.

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

Accrued Liquidation Costs	Balances as of December 31, 2012	Adjustments to accrual	Payments	Balances as of June 30, 2013
Lease obligation	$—	$—	$—	$—
Professional fees	1,481,470	1,056,528	(1,078,197)	1,459,801
Payroll related costs	—	—	—	—
Other	452,717	211,832	(174,307)	490,242

Total	$1,934,187	$1,268,360	$(1,252,504)	$1,950,043

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

The Winding Up and the dissolution and liquidation of the Company continue to be assessed and the exact amount and timing of further distribution(s) to Shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company has completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the statement of net assets and the estimated $0.09 net assets in liquidation per outstanding share include management estimates made as of June 30, 2013, for the next four months, the estimated remaining period for dissolution. They do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

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

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

The following table provides a reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of property and equipment:

	Period ended June 30, 2013	Year ended December 31, 2012
Balance, beginning of year	$203,861	$1,180,661
Change in estimate	376,642	163,850
Reduction to liabilities	(442,736)	(1,180,336)
Accretion expense	—	39,686

Balance, end of year	$137,767	$203,861

The balance of $137,767 at June 30, 2013, is related to the completion of well site restoration in Louisiana. The Company is currently awaiting final Department of Environmental Quality approval from the state of Louisiana.

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

Common Shares

NiMin was authorized to issue an unlimited number of Common Shares. As of June 30, 2013, and December 31, 2012, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin was also authorized to issue an unlimited number of Preferred Shares issuable in series. As of June 30, 2013, and December 31, 2012, no Preferred Shares have been issued.

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

The following table sets forth a reconciliation of the stock option activity for the period ended June 30, 2013, and December 31, 2012:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2011 (i)	9,220,001	1.24

Options exercised	—	—
Options forfeited (i)	(60,000)	1.61
Options repurchased (i)	(600,000)	1.00
Options cancelled	(8,560,001)	1.29

Stock options outstanding at December 31, 2012	—	—

Options exercised	—	—
Options forfeited	—	—
Options repurchased	—	—
Options cancelled	—	—

Stock options outstanding at June 30, 2013	—	—

(i)	The 2.70 million stock options relating to former employees were modified upon transition to a consulting role in 2012 to allow for continued vesting. The resulting $104,483 was recognized as incremental stock-based compensation expense during the six months ended June 30, 2012. As the related options were denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the vested options were recorded at their fair value at the end of each period and the change in fair value was recognized in earnings.

Total compensation expense was amortized over the vesting period of the options. Compensation expense of $2.29 million has been recognized during the six months ended June 30, 2012.

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

As of June 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plan.

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2011	4,083,343	0.99

Vested	(4,023,343)	0.99
Granted	—	—
Forfeited	(60,000)	0.94

Balance June 30, 2012	—	—

When stock options were exercised, the Company issued Common Shares from the pool of authorized shares.

c.	Warrants

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

NiMin Energy Corp.

Notes to Interim Consolidated Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

The following table sets forth a reconciliation of the warrant activity for the periods ended June 30, 2013, and December 31, 2012:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(2,188,970)	(844,488)	1.79

Warrants outstanding at December 31, 2012	96,930	—	1.72

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Warrants outstanding at June 30, 2013	96,930	—	1.72

During second quarter of 2012, pursuant to the Winding Up of the Company, the Company values the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of June 30, 2012, and going forward. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero.

The following table summarizes NiMin’s warrants exercisable at June 30, 2013:

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

	Three months ended June 30,	Six months ended June 30,
	2012	2012
Net income	$30,398,632	$28,858,180
Basic and diluted shares outstanding (i)	69,834,396	69,834,396
Income per basic and diluted share	$0.44	$0.41

(i)	For the three and six months ended June 30, 2012, 10.8 million stock options and warrants were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the options and warrants being out of the money.

6	Income Tax

On May 6, 2013, the Company received a refund for U.S. income taxes of $327,174 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the three and six months ended June 30, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

7	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, warrants, accounts payable and accrued liabilities. For the three and six months ended June 30, 2012, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to shareholders as this represents management’s best estimate of the valuation of the underlying equity instruments as of June 30, 2013. As the warrants have an exercise price greater than the expected cash distribution to shareholders, the value of the warrants were determined to approximate zero.

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

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at June 30, 2013, did not carry derivative contracts on the balance sheet.

8	Related Party Transactions

The Company used the services of Simon, Peragine, Smith and Redfearn LLP to assist in general legal matters related to contracts and lease agreements of its properties. For the period ended June 30, 2013, the Company recorded legal expenditures of $400 as compared to $66,938 for the period ended June 30, 2012. Mr. Redfearn is currently a member of the Company’s Board of Directors, and is a partner of the law firm.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management discussion and analysis (“MD&A”) should be read in conjunction with the Company’s Annual Report on Form 10-K as amended from time to time, (“Annual Report”) and filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2013, our interim consolidated financial statements for the period ended June 30, 2012, and our historical consolidated financial statements and the accompanying notes included elsewhere in the Annual Report.

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

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of June 30, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

Data for the statement of operations is not presented for 2013, because using the liquidation basis of accounting, net income/(loss) is no longer reported.

Oil and Gas Sales Report

Average daily production sold by region (1)

	Three months ended June 30, 2012	Six months ended June 30, 2012
California (2)
Oil - Bbl/d	228	242
Gas - Mcf/d	—	—
Total California (boe/d)	228	242

Wyoming (2)
Oil - Bbl/d	615	652
Gas - Mcf/d	—	—
Total Wyoming (boe/d)	615	652

Total Oil (Bbl/d)	843	894
Total Gas (Mcf)	—	—
Total (boe/d)	843	894

Notes:

(1)	These numbers are net to NiMin’s working interest for the relevant properties.
(2)	The Wyoming and California properties were sold on June 28, 2012, and June 29, 2012, respectively.

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

For the three and six months ended June 30, 2012, the Company recorded gross revenues of $6.09 million and $13.78 million, respectively. Gross revenues were generated entirely from oil sales and had no gas sales for the periods.

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

We do not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognize the current change in a derivative’s fair value in earnings. For the three and six months ended June 30, 2012, the Company’s change in derivative contracts included a realized gain of $875,373 and $189,507, respectively.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at June 30, 2013, did not carry derivative contracts on the balance sheet.

Royalties

California

The Company paid a crude oil production fee (“Production Fee”) consisting of 100% of the first 635.10 barrels of crude oil produced per month which commenced in 2008 and declines at a rate of 5.5% each year.

For the three and six months ended June 30, 2012, the Production Fee rate was 506.40 barrels of oil per month and the Company recorded royalties in California in the amount of $598,659 and $1.31 million, respectively.

Wyoming

For the three months ended June 30, 2012, the Company recorded $651,319 in royalties in Wyoming representing an average rate of 16.34%.

For the six months ended June 30, 2012, the Company recorded $1.47 million in royalties in Wyoming representing an average rate of 16.12%.

Operating Costs

	Three months ended June 30, 2012	Six months ended June 30, 2012
	($)	($)
Operating costs	2,140,088	4,257,619
Average operating costs per boe	28.20	26.45

For the three and six months ended June 30, 2012, the Company incurred operating costs in the amount of $2.14 million and $4.26 million, respectively.

Operating costs included severance taxes paid in Wyoming. There was no severance tax in the state of California. For the three and six months ended June 30, 2012, the Company recorded $433,181 and $996,327 in severance taxes.

General and Administrative Expenses (“G&A”)

	Three months ended June 30, 2012	Six months ended June 30, 2012
	($)	($)
G&A expense before stock-based compensation	2,177,665	3,753,693
Average per boe	28.70	23.32
Stock-based compensation (“SBC”)	1,745,631	2,289,567
Average per boe	23.01	14.22

G&A	3,923,296	6,043,260

Average per boe	51.70	37.55

For the three and six months ended June 30, 2012, the Company recorded G&A expense, excluding SBC, of $2.18 million and $3.75 million, respectively.

For the three and six months ended June 30, 2012, the Company recorded SBC in the amount of $1.75 million and $2.29 million, respectively.

Depreciation, Depletion, Amortization and Accretion Expense (“DD&A”)

	Three months ended June 30, 2012	Six months ended June 30, 2012
	($)	($)
DD&A expense	799,536	1,697,361
Average per boe	10.54	10.55

We followed the full-cost method of accounting, and all costs included in proved properties and all future development costs, along with our total proved reserves, determine the period’s depletion cost.

For the three and six months ended June 30, 2012, the Company recorded DD&A in the amount of $799,536 and $1.68 million, respectively.

Change in Fair Value of Warrants and Options

The exercise price of certain warrants was denominated in Canadian dollars, which was not the functional currency of the Company. As a result, these warrants were recorded at their fair value at the end of each period and the change in fair value was recognized in earnings.

During the three and six months ended June 30, 2012, none of the issued warrants were exercised. At June 30, 2012, a gain of $458,960 and $235,134, with respect to outstanding warrants, was recognized in earnings during the three and six months ended June 30, 2012, respectively. The fair value of the warrants was calculated using the Black-Scholes Merton Model (“Black-Scholes Model”).

At June 30, 2012, a gain of $562,542 and $296,519, with respect to outstanding options, was recognized in earnings during the three and six months ended June 30, 2012, respectively. The fair value of the options was calculated using the Black-Scholes Model.

Interest Income and Expense

For the three and six months ended June 30, 2012, the Company recorded interest expense of $5.06 million ($3.23 million non-cash) and $6.44 million ($3.49 million non-cash) related to the Senior Loan, respectively. The amortization of debt issuance cost related to the Senior Loan was included in interest expense.

For the three and six months ended June 30, 2012, the Company recorded interest income in the amount of $5,741 and $10,673, respectively.

Income Tax

At June 30, 2012, the Company had estimated an income tax liability of $2.48 million relating to taxable gains resulting from the sale of its oil and gas properties. The estimated income tax liability was curtailed from the $6.5 million to $8.1 million liability range provided at the Company’s Special Meeting due to updated information including but not limited to, 2012 estimated tax losses and alternative minimum tax adjustments. Further, the difference between the federal tax statutory rate of 35% and the effective tax rate of 7.9% was due to the tax liability being offset by deferred tax assets related to the net operating loss carryforwards that were previously subject to full valuation allowance.

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

Overall net assets in liquidation decreased from $7,836,918 at December 31, 2012, to $6,132,020 at June 30, 2013. The decrease primarily resulted from changes in liquidation accruals related to professional fees of $1,056,528, asset retirement obligations of $376,642, and adjustments to other liquidation accruals of $211,833. The Company is awaiting the tax clearance from the Canada Revenue Agency and completion of well site restoration in Louisiana. The remaining decrease in net assets related to uncollectable accounts receivable of $28,689 and foreign exchange adjustments of $31,206 during the six month period.

On May 6, 2013, the Company received a refund for U.S. income taxes of $327,174 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the three and six months ended June 30, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

The numbers reflected in the statement of net assets and the estimated $0.09 net assets in liquidation per outstanding share include management estimates made as of June 30, 2013, for the next four months, the estimated remaining period for dissolution. They do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2013.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our Annual Report. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs from June 30, 2013, through the liquidation of the Company. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

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

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at June 30, 2013, did not carry derivative contracts on the balance sheet.

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

Based on the evaluation, management concluded that as of June 30, 2013, the Company’s disclosure controls and procedures continue to be ineffective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the year ended December 31, 2012, as amended from time to time, and filed with the SEC on March 11, 2013.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The final liquidating distribution to Shareholders may be less than we currently estimate. In this Quarterly Report, we have estimated our net assets in liquidation and our net assets in liquidation per outstanding share, pursuant to requirements for liquidation accounting. These estimates will be affected by factors which may be outside of our control, including unforeseen contingent liabilities arising out of the sale of our properties or the previous conduct of our business and expenses we incur prior to the liquidation and dissolution of the Company. For instance, as of June 30, 2013, we have accrued for an asset retirement obligation of $137,767 related to the completion of well site restoration in Louisiana and, if the expenses and liability related to such obligation are higher than we have estimated at the time of liquidation, the funds available for distribution to our Shareholders will be less. In addition, we have accrued for various expenses including professional fees and other costs related to the liquidation, and in the event the Company is not dissolved within the timeframe we have estimated, or if we encounter unforeseen circumstances that increase these fees and costs from our current estimates, the amount available for distribution to Shareholders will be less.

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

NIMIN ENERGY CORP.

(Registrant)

Dated: August 13, 2013	By: /s/ Clarence Cottman III

Clarence Cottman III

Chief Executive Officer

By: /s/ Jonathan S. Wimbish

Jonathan S. Wimbish

Chief Financial Officer