Form 10-K
period 2013-12-31
NiMin Energy Corp.
filed 2014-03-24
CIK 1404636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2013, based on the closing sales price of the Common Shares on the NEX of Cdn$0.07 per Common Share was Cdn$4,888,408.

The number of Common Shares, without par value, outstanding on March 24, 2014, was 69,834,396.

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

“PLC” means private lending company.

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

“TSX” means the Toronto Stock Exchange.

“TSXV” means the TSX Venture Exchange Inc.

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

Financial and Other Information

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in US Dollars (“$”). In this Annual Report, when we provide information as of the date of this Annual Report, we mean as of March 24, 2014.

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

On October 10, 2012, Nimin voluntarily delisted the Common Shares from the TSX after the close of trading on October 22, 2012, and its listing was transferred to the NEX, a separate board of the TSX Venture Exchange (“NEX”), effective as of opening of the market on October 23, 2012. From October 23, 2012, and onwards until the time that is on or about the date of dissolution, the Common Shares trade on NEX under the symbol “NNN.H”.

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

Data for the statement of operations is not presented for 2013 because using the liquidation basis of accounting, net income(loss) is no longer reported.

Effective February 1, 2013, the Legacy Energy Liquidating Trust, a Delaware statutory trust (the “Liquidating Trust”), was established to provide for the transfer of certain assets of Legacy to the Liquidating Trust in order to satisfy any future unknown claims against Legacy following its dissolution and liquidation.

NiMin determined that the appropriate amount to fund the Liquidating Trust to meet unknown claims and the ongoing obligations of the Liquidating Trust was $250,000, which was funded on November 1, 2013. NiMin sold the beneficial ownership interests in the Liquidating Trust along with the patents in the CMD process and rights to an overriding royalty on non-producing properties to Pacific Oil and Gas LLC, a company owned by two directors of NiMin, for aggregate proceeds of $1,000 in order to complete the dissolution and liquidation of NiMin.

Management

Our corporate headquarters are located at 1160 Eugenia Place, Suite 100, Carpinteria, California. As of December 31, 2013, the Company had no employees but has retained five consultants to serve as Chief Executive Officer, Chief Financial Officer, Corporate Controller and two accounting consultants. We also utilized the services of independent contractors to perform various other services.

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

The dissolution of the Company could take longer than we currently anticipate. Before the Company can be dissolved, the Board will need to make provision for the satisfaction of all of the Company’s known and unknown liabilities. If any of these actions take longer than anticipated, the Company’s costs could increase, which would decrease the amount of cash available for distribution, and could delay or limit the Company’s ability to make the final distribution to Shareholders.

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

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the TSX for the prior fiscal year and subsequently on the NEX for the two most recent fiscal years as reported by a public source we consider reliable.

Trading Prices on TSX

	High (Cdn$)	Low (Cdn$)	Volume
October 1 to 22, 2012	1.09	1.06	541,056
3rd Quarter 2012	1.08	0.97	18,122,612
2nd Quarter 2012	1.05	0.75	23,183,507
1st Quarter 2012	1.04	0.63	6,806,670

Trading Prices on NEX

	High (Cdn$)	Low (Cdn$)	Volume
4th Quarter 2013	0.08	0.06	2,234,467
3rd Quarter 2013	0.09	0.07	309,742
2nd Quarter 2013	0.11	0.07	490,228
1st Quarter 2013	0.12	0.10	581,360
October 23 to December 31, 2012	0.11	0.09	2,710,687

The Common Shares were traded on the OTC-BB under the symbol NEYYF beginning March 11, 2011.

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the OTC-BB for the most recent fiscal year as reported by a public source we consider reliable.

Trading Prices on OTC-BB

	High ($)	Low ($)	Volume
4th Quarter 2013	0.08	0.06	5,162,300
3rd Quarter 2013	0.09	0.07	640,200
2nd Quarter 2013	0.10	0.06	3,881,300
1st Quarter 2013	0.12	0.10	1,013,700

The Company’s Common Shares were traded on the OTCQX under the symbol NEYYF beginning October 22, 2009.

The Common Shares were subsequently delisted from the OTCQX effective Monday, July 23, 2012.

The following table sets forth the reported high and low prices and the trading volume for the Common Shares on the OTCQX for the fiscal year 2012 as reported by a public source we consider reliable.

Trading Prices on OTCQX

	High ($)	Low ($)	Volume
July 1 to 22, 2012	1.01	0.96	3,568,430
2nd Quarter 2012	1.05	0.76	6,791,237
1st Quarter 2012	1.03	0.62	2,681,038

As of March 24, 2014, there were 69,834,396 Common Shares outstanding.

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

The Common Shares generally should not constitute taxable Canadian property of a US Holder provided that the Common Share did not at any time during the 60-month period preceding the disposition, directly or indirectly derive more than 50% of its fair market value from, or from any combination of, (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as defined in the ITA), (iii) “timber resource property” (as so defined), and (iv) options in respect of, or interests in, or for civil law rights in, any of the properties listed in items (i) to (iii), whether or not such properties exist, and the Common Share is not otherwise deemed to be taxable Canadian property.

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

The selected financial data of the Company for the period ended June 30, 2012, and the fiscal year ended December 31, 2011, has been derived from the audited annual consolidated financial statements of the Company. The information contained in the selected financial data is qualified in its entirety by reference to the Company’s consolidated financial statements and related notes included in ITEM 8 – Financial Statements, and should be read in conjunction with such financial statements and with the information appearing in ITEM 7. – MD&A. The audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

In addition, as a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all expected costs of liquidation are accrued as of December 31, 2013. Financial information presented below as of and subsequent to June 30, 2012, include a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting.

Selected Financial Data

	Six months ended June 30, 2012 ($)	Year ended December 31, 2011 ($)
Revenues	10,985,590	24,305,685
Production expense	(4,257,619)	(11,565,565)
Gain (loss) on derivative contracts	189,507	(753,053)
General & administrative expenses	(6,043,260)	(7,894,479)
Liquidation related expenses	(7,537,423)	—
Interest income	10,673	44,595
Interest expense	(6,443,178)	(5,406,133)
Foreign exchange gain (loss)	(438)	(26,101)
Other	(22,818)	(196,649)
Other reclamation costs	(659,115)	—
Gain on sale of oil & gas properties and equipment	46,280,232	—
DD&A	(1,697,361)	(3,507,669)
Change in fair value of warrants	235,134	1,062,208
Change in fair value of options	296,519	707,513

Income (loss) before income taxes	31,336,443	(3,229,648)
Income tax expense	2,478,263	—

Net income (loss)	28,858,180	(3,229,648)

Net income (loss) per share - basic and diluted	0.41	(0.05)

		December 31, 2011 ($)
Working Capital (Deficiency)		(2,628,937)
Stockholders’ equity		46,984,363
Long-term Debt		31,950,000
Total Assets		90,519,375
Dividends		—
Common Stock		108,758,460
Number of Shares Outstanding		69,834,396

NiMin Energy Corp.

Consolidated Statement of Changes in Nets Assets in Liquidation as of December 31, 2013 (Liquidation Basis)

(Expressed in U.S. dollars)

Net Assets in Liquidation as of June 30, 2012	$77,914,536

Increase (decrease) to net assets:
Cash distribution to shareholders from July 1, 2012 to December 31, 2012	(70,532,740)
Investment income from July 1, 2012 to December 31, 2012	56,213
Tax Adjustment from July 1, 2012 to December 31, 2012	1,019,447
Adjustments to assets from July 1, 2012 to December 31, 2012	(55,927)
Adjustments to liquidation accruals from July 1, 2012 to December 31, 2012	(528,868)
Costs incurred from July 1, 2012 to December 31, 2012	(85,255)
Foreign exchange adjustment from July 1, 2012 to December 31, 2012	49,512

Net decrease to net assets:	(70,077,618)

Net Assets in Liquidation as of December 31, 2012	$7,836,918

Increase (decrease) to net assets:
Adjustments to assets from January 1, 2013 to December 31, 2013	(28,689)
Adjustments to liquidation accruals from January 1, 2013 to December 31, 2013	(2,847,920)
Foreign exchange adjustment from January 1, 2013 to December 31, 2013	(57,122)

Net decrease to net assets:	(2,933,731)

Net Assets in Liquidation as of December 31, 2013	$4,903,187

See accompanying notes to consolidated financial statements.

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

Upon settlement of all liabilities of the Company, the Company intends to distribute the net proceeds of the liquidation and dissolution of the Company to Shareholders in one final distribution occurring in mid-year 2014.

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

As a result of the Shareholders’ approval of the Winding Up, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all costs of liquidation are accrued as of December 31, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

Data for the statement of operations is not presented for 2013 because using the liquidation basis of accounting, net income(loss) is no longer reported.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations ----

Period from January 1, 2012 to December 31, 2012 and for the year ended December 31, 2011.

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

For the year ended December 31, 2011, the Company recorded gross revenues of $30.95 million.

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

We did not designate our derivative financial instruments as hedging instruments for accounting purposes and, as a result, we recognized the current change in a derivative’s fair value in earnings. On December 31, 2011, we recognized $976,929 as a derivative liability on crude oil derivative contracts.

For the year ended December 31, 2011, the change in derivative contracts included a realized loss of $1.12 million and an unrealized gain of $365,109.

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at December 31, 2013, did not carry derivative contracts on the balance sheet.

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

For the year ended December 31, 2011, we recorded royalties in California in the amount of $2.19 million.

Louisiana

Royalties related to Louisiana production varied by property. Effective December 1, 2011, the Company sold all of its producing interest in Louisiana and no royalties were recorded for the six months ended June 30, 2012.

For the year ended December 31, 2011, we recorded $842,900 in royalties representing an average rate of 29.56.

Wyoming

For the six months ended June 30, 2012, we recorded $1.47 million in royalties in Wyoming representing an average rate of 16.12%.

For the year ended December 31, 2011, we recorded $3.62 million in royalties in Wyoming representing an average rate of 17.67%.

Operating Costs

For the six months ended June 30, 2012, the Company incurred operating costs in the amount of $4.26 million and $996,327 in severance taxes.

For the year ended December 31, 2011, we incurred operating costs in the amount of $11.57 million.

Operating costs included severance taxes paid in Louisiana and Wyoming. There was no severance tax in the state of California. Severance taxes in Louisiana consist of 12.5% on gross oil sales and $0.164 per Mcf of gas sales. For the year ended December 31, 2011, we recorded $2.36 million in severance taxes.

General and Administrative Expenses (“G&A”)

For the six months ended June 30, 2012, we recorded G&A expense, excluding stock based compensation (“SBC”), of $3.75 million.

For the year ended December 31, 2011, we recorded G&A expense, excluding SBC of $5.29 million.

Following the approval of the Winding Up, all outstanding unvested options became automatically vested and the Company recognized the remaining grant date fair value of approximately $1.7 million in the current period.

For the six months ended June 30, 2012, we recorded SBC in the amount of $2.29 million.

For the year ended December 31, 2011, we recorded SBC in the amount of $2.61 million.

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

For the year ended December 31, 2011, we recorded DD&A in the amount of $3.51 million.

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

For the year ended December 31, 2011, we recorded interest expense of $5.41 million ($906,569 non-cash) related to the Senior Loan. The amortization of debt issuance cost related to the Short-term Loan and Senior Loan was included in interest expense.

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

For the year ended December 31, 2011, we recorded interest income in the amount of $44,595.

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

On May 6, 2013, the Company received a refund for U.S. income taxes of $327,174 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the year ended December 31, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

Foreign Currency Exchange

Our foreign exchange expense was derived from our cash balances denominated in Canadian dollars. For the six months ended June 30, 2012, we recorded a foreign exchange loss of $438.

For the year ended December 31, 2011, we recorded a foreign exchange loss of $26,101.

Liquidity and Capital Resources

Upon settlement of all liabilities of the Company, the Company will distribute the net proceeds of the liquidation and dissolution of the Company to Shareholders remaining. NiMin’s wholly-owned subsidiary, Legacy Energy, Inc., a Delaware company, dissolved in accordance with the laws of Delaware on September 17, 2012.

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

In addition, overall net assets in liquidation decreased from $7,836,918 at December 31, 2012, to $4,903,187 at December 31, 2013. The decrease primarily resulted from changes in liquidation accruals related to professional fees of $2,181,582, asset retirement obligations of $339,341, and adjustments to other liquidation accruals of $326,997. The remaining decrease in net assets related to uncollectable accounts receivable of $28,689, and change in net and foreign exchange adjustments of $57,122 during the twelve month period.

The numbers reflected in the statement of net assets and the estimated $0.07 net assets in liquidation per outstanding share include management estimates made as of December 31, 2013, for the next six months, the estimated remaining period for dissolution and winding up. They do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the year ended December 31, 2013.

Critical Accounting Policies, Estimates and Liquidation Form of Accounting

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company adopted the liquidation basis of accounting effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The Company will continue to incur operating costs from December 31, 2013, through the liquidation of the Company. On a regular basis, we evaluate our assumptions, judgments and estimates as they may have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to Shareholders.

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

We do not have any unrecognized tax benefits other than those for which a valuation allowance has been provided thereon. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any tax-related interest expense recognized during 2013, 2012 or 2011.

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

Based on the evaluation, management concluded that as of December 31, 2013, the Company’s disclosure controls and procedures continue to be ineffective because of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, management used the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information regarding each of the executive officers of NiMin and each member of the Board as of March 24, 2014:

Name	Positions	Age	Date First Elected or Appointed a Director or Officer
Clarence Cottman III (1)	Chairman, Chief Executive Officer and Director	58	September 2009
Jonathan S. Wimbish	Chief Financial Officer	43	September 2009
Brian E. Bayley (1) (3)(4)	Director	61	September 2009
William Gumma(2)(3)	Director	66	June 2011
W.A. (Alf) Peneycad(1)(2)(3)(4)	Director	67	September 2009
Robert L. Redfearn(2)(3) (4)	Director	79	September 2009

Notes:

(1)	Member of the corporate governance committee.
(2)	Member of the reserves committee.
(3)	Member of the compensation committee.
(4)	Member of the audit committee.

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

Brian E. Bayley

Director

Brian E. Bayley holds an MBA from Queen’s University. Mr. Bayley has been the President of Ionic Management Corp. (private management company) since December 1996; Previously held the following positions with Sprott Resource Lending Corp., publicly traded (TSX and NYSE-Amex) lending company to resource issuers): Director from June 2003 to July 2013; Resource Lending Advisor from Sept. 2010 to June 2013; President and Chief Executive Officer from May 2009 to September 2010; Co-Chairman from January 2008 to May 2009; Chief Executive Officer from June 2003 to March 2008: and President from June 2003 to January 2008. He has also served as a director and/or officer of several other public companies. The Board believes that Mr. Bayley’s experience and his independence from management make him a valuable member of the Board.

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

W.A. (Alf) Peneycad

Director

Alfred Peneycad is a graduate of Queen’s University Law School. He serves as a director of several public companies, including Parex Resources Inc., a Calgary-based oil and gas company with operations in Colombia and Trinidad & Tobago. Mr. Peneycad retired from Petro-Canada where he served as Vice-President, General Counsel and Chief Compliance Officer. Mr. Peneycad spent 28 years at Petro-Canada and while there, played a lead role in the acquisition of several major companies in Canada, the US and internationally. The Board believes that Mr. Peneycad’s experience and his independence from management make him a valuable member of the Board.

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

This Statement of Corporate Governance Practices sets out the Board’s corporate governance practices pursuant to National Instrument 58-101 - Disclosure of Corporate Governance Practices (“NI 58-101”) and National Policy 58-201 - Corporate Governance Guidelines (“NP 58-201”). The Company’s corporate governance practices are generally consistent with the practices and guidelines set out in NI 58-101 and NP 58-201.

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

Brian E. Bayley

Kramer Capital Corp.

Cypress Hills Resource Corp.

Eurasian Minerals Inc.

Kirkland Lake Gold Inc.

American Vanadium Corp.

TransAtlantic Petroleum Corp.

Bearing Resources Ltd.

Kramer Capital Corp.

Legend Gold Corp.

W.A. (Alf) Peneycad	Parex Resources Inc. Canadian Wireless Trust R Split III Corp.

If required, independent directors meet without members of management present during the course of each regularly scheduled Board meeting, but, in any case, not less than four times per year.

As noted above, the Chair of the Board (“Chair”) is not an independent director. While the Board has no formal procedures in place to provide leadership to its independent directors, the Chair ensures that the independent directors have appropriate opportunities to discuss issues at each Board meeting, question executive officers, management and others regarding any and all matters of importance to the Board and the Corporation.

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

Audit Committee

The Audit Committee is a committee of the Board established for the purpose of overseeing the accounting and financial reporting process of the Company and annual external audits of the consolidated financial statements. The Audit Committee held 4 meetings in 2013.

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

Relevant Education and Experience of Audit Committee Members

Brian E. Bayley

Brian E. Bayley holds an MBA from Queen’s University. Mr. Bayley has been the President of Ionic Management Corp. (private management company) since December 1996; Previously held the following positions with Sprott Resource Lending Corp., publicly traded (TSX and NYSE-Amex) lending company to resource issuers): Director from June 2003 to July 2013; Resource Lending Advisor from Sept. 2010 to June 2013; President and Chief Executive Officer from May 2009 to September 2010; Co-Chairman from January 2008 to May 2009; Chief Executive Officer from June 2003 to March 2008: and President from June 2003 to January 2008. He has also served as a director and/or officer of several other public companies.

W. A. (Alf) Peneycad

Alfred Peneycad is a graduate of Queen’s University Law School. He serves as a director of several public companies, including Parex Resources Inc., a Calgary-based oil and gas company with operations in Colombia and Trinidad & Tobago. Mr. Peneycad retired from Petro-Canada where he served as Vice-President, General Counsel and Chief Compliance Officer. Mr. Peneycad spent twenty-eight (28) years at Petro-Canada and while there, played a lead role in the acquisition of several major companies in Canada, the US and internationally.

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

Auditors Use of Non-Permanent Employees

None of the hours expended by KPMG LLP on its engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2013, were performed by persons other than full-time permanent employees of KPMG LLP.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2013, with management and with KPMG LLP, the Company’s independent accountants. The Audit Committee has also discussed with KPMG LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee received from KPMG LLP the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit Committee concerning independence, and has discussed with KPMG LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2013, be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Submitted by the Audit Committee of the Board

Brian E. Bayley (Chair)
W. A. (Alf) Peneycad
Robert L. Redfearn

Corporate Governance Committee

The Corporate Governance Committee is responsible for making recommendations to the Board concerning the overall governance of the Company and assists the Board in the discharge of the Board’s duties with respect to the adopting and compliance with the Code of Business Conduct and Ethics, mandates, position descriptions and all other governance polices of the Company. Included in its mandate is the responsibility to develop the Company’s approach to governance issues, set corporate governance guidelines for the Board and assume responsibility for administration of the Company’s response to those guidelines for the determination of conflicts of interest. During 2013, the Corporate Governance Committee held no meetings. The corporate governance matters of the Company were addressed by the entire board to ensure that matters of corporate governance were addressed where necessary.

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

In connection with the Winding Up, all employees were terminated and the Company entered into consulting arrangements with Messrs. Cottman and Wimbish to provide services to the Company through dissolution.

Objectives of Compensation Program

Prior to the Winding Up, it was the objective of the executive compensation program to attract and retain highly qualified and experienced individuals to serve as executive officers and to align incentive compensation to performance and shareholder value. It was the goal of the Compensation Committee to endeavor to ensure that the compensation of executive officers was sufficiently competitive to achieve the objectives of the executive compensation program. The Compensation Committee gave consideration to the Company’s long-term interests and quantitative financial objectives, as well to the qualitative aspects of the individual’s performance and achievements. This objective of the consulting compensation arrangement was to ensure the continued services of key former employees through the final dissolution of the Company.

Risks of Compensation Policies and Practices

Prior to the Winding Up, the Company’s compensation program was designed to provide executive officers incentives for the achievement of near-term and long-term objectives, without motivating them to take unnecessary risk. As part of its review and discussion of executive compensation, the Compensation Committee noted the following facts that discourage the Company’s executives from taking unnecessary or excessive risk: (i) the Company’s operating strategy and related compensation philosophy; (ii) the effective balance, in each case, between cash and equity mix, near-term, and long-term focus, corporate and individual performance, and financial and non-financial performance; and (iii) the Company’s approach to performance evaluation and compensation provides greater rewards to an executive officer achieving both short-term and long-term agreed upon objectives. Based on this review, the Compensation Committee believed that the Company’s total executive compensation program did not encourage executive officers to take unnecessary or excessive risk.

Role of Executive Officers in Compensation Decisions

Prior to the Winding Up, the Compensation Committee received and reviewed recommendations of the Chief Executive Officer (and President, as applicable) relating to the general compensation structure and policies and programs for the Company and the salary and benefit levels for the executive officers.

Elements of Compensation

Prior to the Winding Up, the executive compensation program was comprised of three (3) principal components: base salaries, cash bonuses and stock options which are, collectively, designed to provide a combination of cash and equity–based compensation to effectively retain and motivate the executive officers to achieve the corporate goals and objectives. These elements contained both short-term incentives comprised of cash payments by way of base salaries and bonuses and long-term incentives by way of equity-based compensation. Other components of the executive compensation program included perquisites and other personal benefits. Each component of the executive compensation program is addressed separately below.

The amount for each element of the Company’s executive compensation program was determined based upon compensation levels provided by the Company’s competitors as well as upon the discretion of the Board, as described below. Each element of the Company’s executive compensation program contributed to an overall compensation package, which was designed to provide both short-term and long-term financial incentives to the executive officers and to thereby assist the Company to successfully implement its strategic plans. The Compensation Committee annually assessed how each element fits into the overall compensation package.

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

The Compensation Committee is comprised of four independent directors (being Messrs. Redfearn (Chair), Bayley, Gumma and Peneycad). The skills and experience of each Committee member in executive compensation that is relevant to his responsibilities and the making of decisions on the suitability of the Company’s compensation policies and practices are as follows:

Robert L. Redfearn, Chair	Mr. Redfearn has a breadth of experience as a director and officer and has addressed compensation matters for companies’ executive officers.

Brian E. Bayley	Mr. Bayley has served as a director of numerous public companies and is currently a director of two (2) TSX listed companies, serving on the Compensation Committee of one of those companies. Mr. Bayley has worked with compensation consultants and advisors in designing and implementing compensation programs for executive officers of public companies.

William Gumma	Mr. Gumma has a breadth of experience as a director and officer and has experience setting compensation at one other public company.

W. A. (Alf) Peneycad	Mr. Peneycad has been an independent businessman since 2006. Previously, Mr. Peneycad was Vice President, General Counsel and Chief Compliance Officer for Petro-Canada from 2003 to 2006, and Vice President, General Counsel and Corporate Secretary of Petro-Canada prior to 2003. Mr. Peneycad attended the Institute of Corporate Directors receiving an ICD.D designation. Mr. Peneycad is a director for several other Canadian public companies including Parex Resources Inc., Canadian Wireless Trust, and R Split III Corp. where he holds positions on the Audit, Finance, Corporate Governance and Human Resource Committees. Mr. Peneycad currently serves as the Chairman of the Corporate Governance and Compensation Committee for Parex Resources Inc.

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

Base Salaries

Prior to the Winding Up, salaries for executive officers were reviewed annually based on corporate and personal performance and on individual levels of responsibility and were set to be competitive with industry levels. Salaries of the executive officers were not determined based on benchmarks or a specific formula. Consideration was given to compensation packages that may have been available to such executive officers from other employment opportunities and commercially available data on salaries disclosed by competitors and peers. The Compensation Committee would submit its recommendation to the Board as to salary of the Chief Executive Officer and as applicable, the President. The Compensation Committee considered, and, if thought appropriate, also submitted to the Board recommendations for salaries for the other executive officers based on those salaries recommended by the Chief Executive Officer and as applicable, the President. As stated above, base salaries were established to be competitive in order to attract and retain highly qualified and experienced individuals.

Bonus and Bonus Goals

For 2011 performance, Mr. Dobson received a cash bonus of $50,000, or 25% of his base salary, for accomplishing the operational goals. During 2011, none of the financial goals were achieved and Messrs. Cottman and Wimbish did not receive bonuses. During 2012, none of the financial goals were achieved and no bonuses were paid. No bonuses were paid during 2013.

Stock Option Plan

The Compensation Committee also administered the incentive stock option plan that was designed to provide a long-term incentive that was aligned with shareholder value. The Compensation Committee made recommendations to the Board regarding the number of options to be granted to each executive officer based on the level of responsibility and experience of the individual, the performance of the individual and the number of stock options previously granted to the individual. The Compensation Committee regularly reviewed and where appropriate adjusted the number of options granted to executive officers. The Compensation Committee set the number of options as appropriate designed to attract and retain qualified and talented executive officers. Other than set forth above, recommendations with respect to the payment of bonuses were not based on a specific formula or benchmarks. No options were granted during 2013.

Perquisites and Other Components

Prior to the Winding Up, other components of compensation included perquisites and personal benefits as determined by the Compensation Committee and recommended to the Board that were consistent with the overall compensation strategy. There was no specific formula or benchmarks for assessing how perquisites or personal benefits were utilized in the total compensation package. The Company does not provide any pension or retirement benefits to its executive officers.

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

Name	Severance(1) ($)	Other (2) ($)	Total ($)
Clarence Cottman III	750,000	140,885	890,885
Jonathan S. Wimbish	660,000	119,932	779,932
D. Scott Dobson	440,000	51,923	491,923

Notes:

(1)	The base salary for Messrs. Cottman, Wimbish, and Dobson was $250,000, $220,000 and $220,000 respectively, at the time of the Sale of Assets. The severance amount listed in the table above, represent (3) times such base salary for Messrs. Cottman and Wimbish and (2) times such base salary for Mr. Dobson.
(2)	The “Other” amount listed above represents the payment of tax-adjusted health, dental and life insurance benefits for Messrs. Cottman, Wimbish, and Dobson for the two (2) years, and unused vacation and sick days.

Following the completion of the Sale of Assets, and in connection with the Winding Up, all employees of Legacy were terminated, and the Board of Directors approved retention of Messrs. Cottman and Wimbish as consultants to complete the dissolution and liquidation of Legacy and the Winding Up. Messrs. Cottman and Wimbish are being paid $20,833 and $18,333 per month respectively. One half of this monthly fee was paid from August 2012 through December 2013. The remaining half will be paid out in one lump sum upon the Winding Up of the Company. The consulting fees are equivalent to the base salary each was receiving prior to the Sale of Assets.

Name	Deferred Compensation ($)
Clarence Cottman III	239,580
Jonathan S. Wimbish	210,830

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return over the last three (3) years of the (post-consolidated) Common Shares of the Company (assuming a Cdn$100 investment was made on January 1, 2011) and the cumulative total return of the S&P/TSX Composite Index.

ASSUMES $100 INVESTED ON JANUARY 1, 2011

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR END DECEMBER 31, 2013

(Expressed in Canadian dollars)

	12/31/2011	12/31/2012		12/31/2013
NiMin Energy Corp.	46	7	(1)	5
S&P/TSX Composite	107	115		109
S&P/TSX Capped Energy	95	91		92

Notes:

(1)	This reflects the initial distribution to Shareholders paid in October 2012.

As described above under the “Compensation Discussion and Analysis - Elements of Compensation”, the Company’s executive compensation program consisted of a combination of cash and equity based compensation. When determining compensation, the Compensation Committee and the Board considered a number of factors, one of which was corporate performance. As a result there is no direct correlation between the trend shown in the performance graph and the trend in compensation to executive officers reported over the same period.

Option Based Awards

For a description of the process that the Company used to grant option-based awards to executive officers including the role of the Compensation Committee, see the description under “Statement of Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation”.

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

The following table sets forth a summary of all compensation for services paid during the financial years ended December 31, 2013, 2012 and 2011, for Clarence Cottman III, Chief Executive Officer (“CEO”) (appointed in September 2009), Dr. E. Sven Hagen, former President (appointed in September 2009 and resigned January 24, 2012), Jonathan S. Wimbish, Chief Financial Officer (“CFO”) (appointed in September 2009), and D. Scott Dobson, former Chief Operating Officer (“COO”) (appointed Vice President of Operations in January 2011 and promoted to COO in September 2011) and resigned in August, 2012 (collectively, the “Named Executive Officers” for the years set out therein).

SUMMARY COMPENSATION TABLE

				Option-based awards ($)		Non-equity incentive plan compensation ($)
Name and principal position	Year	Salary ($)	Share- based awards ($)	Options Granted(1)(2) ($)	Replacement Options ($)	Annual incentive plans(6)	Long term incentive plans	Pension value ($)	All other compensation ($)(7)(8)		Total compensation ($)
Clarence Cottman III(3)(7) CEO	2013 2012 2011	Nil 145,833 250,154	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	124,998(8) 942,968(8) 16,648		124,998 1,088,801 266,802

Dr. E. Sven Hagen(3) (4) President	2012 2011	Nil 240,155	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	132,726 14,868	(8)	132,726 255,023

Jonathan S. Wimbish(3) CFO	2013 2012 2011	Nil 128,333 220,035	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	109,998(8) 825,765(8) 11,227		109,998 954,098 231,262

D. Scott Dobson(5) COO	2012 2011	128,333 204,605	Nil Nil	Nil 275,658	Nil Nil	Nil 50,000	Nil Nil	Nil Nil	509,923 8,187	(8)	638,256 538,450

Notes:

(1)	The value of the option-based awards represents the fair value, on the date of grant, of awards under the Stock Option Plan of the Company. The grant date fair value has been calculated using the Black-Scholes Model and reflects assumptions for risk-free interest rate, expected life, expected stock price volatility and expected dividend yield. (See Consolidated Financial Statements – Note 10.) All options were terminated in July 2012.
(2)	The 2011 stock option were awarded in Canadian dollars and exercise prices are also in Canadian dollars. The $ figures are based on an exchange rate as at January 10, 2011 of Cdn $1.00 = $1.006, January 25, 2011 of Cdn $1.00 = $1.0053 and November 23, 2011 of Cdn $1.00 = $0.959. All options were terminated in July 2012.
(3)	Appointed as a Named Executive Officer of the Company on September 4, 2009, in connection with completion of the Legacy Acquisition. Dr. Hagen resigned as an officer and director of the Company on January 24, 2012.
(4)	Dr. Hagen also served as a director of the Company for the years listed. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.
(5)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.
(6)	In 2012, Mr. Dobson was paid a cash bonus of $50,000 for achievement of the performance goals established under the 2011 bonus plan.
(7)	Includes perquisites and benefits including Company paid premiums for health, dental and life insurance.
(8)	Includes severance and consulting compensation as follows:

2013
	Severance		Consulting
Mr. Cottman	$	Nil	$124,998
Mr. Wimbish	$	Nil	$109,998

2012
	Severance		Consulting
Mr. Cottman		$890,885	$52,083
Dr. Hagen		$132,726	$ Nil
Mr. Wimbish		$779,932	$45,832
Mr. Dobson		$491,923	$18,000

Incentive Plan Awards

The table below supplements the Summary Compensation Table by providing additional information about plan-based compensation for the financial year ended December 31, 2013.

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

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth information in respect of all share-based awards and option-based awards outstanding at the end of the financial year ended December 31, 2013, to the Named Executive Officers of the Company.

Outstanding Share-Based Awards and Option-Based Awards

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options(6) (#)	Option exercise price Cdn ($)	Option expiration date(6)	Value of unexercised in-the-money options(1) ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Clarence Cottman III(2)(5) CEO	Nil	Nil	Nil	—	Nil	Nil
Dr. E. Sven Hagen(2)(3)(5) President	Nil	Nil	Nil	—	Nil	Nil
Jonathan S. Wimbish(2) CFO	Nil	Nil	Nil	—	Nil	Nil
D. Scott Dobson(4) COO	Nil	Nil	Nil	—	Nil	Nil

Notes:

(1)	The closing market price of the Common Shares on December 31, 2013, being the last trading day in the 2013 calendar year, was Cdn $0.07.
(2)	Appointed as a Named Executive Officer of the Company on September 4, 2009, in connection with completion of the Legacy Acquisition.
(3)	Dr. Hagen resigned as President and a director on January 24, 2012.
(4)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.
(5)	Mr. Cottman and Dr. Hagen also served as directors of the Company during the financial year ended December 31, 2012. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.
(6)	All options were terminated in July 2012.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table sets forth information in respect of the value vested or earned during the Company’s financial year ended December 31, 2013, of option-based awards, share-based awards and non-equity incentive plan compensation for Named Executive Officers of the Company.

Value Vested or Earned of Incentive Plan Awards

during the Financial Year Ended December 31, 2013

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
Clarence Cottman III(1)(3) CEO	Nil	Nil	Nil
Dr. E. Sven Hagen(1)(3) President	Nil	Nil	Nil
Jonathan S. Wimbish(1) CFO	Nil	Nil	Nil
D. Scott Dobson(2) COO	Nil	Nil	Nil

Notes:

(1)	Appointed as a Named Executive Officer of the Company on September 4, 2009, in connection with completion of the Legacy Acquisition.
(2)	Mr. Dobson was named COO on September 1, 2011. Previously, Mr. Dobson served as Vice President of Operations. Mr. Dobson was named Vice President of Operations in January, 2011. He previously served as Operations Manager. Mr. Dobson resigned in August, 2012.
(3)	Mr. Cottman and Dr. Hagen also served as directors of the Company during the financial year ended December 31, 2012. All of the compensation paid to Mr. Cottman and Dr. Hagen relate to their positions as Named Executive Officers and none of their compensation relates to their roles as directors.

None of the Named Executive Officers exercised any vested option-based awards during 2013 and all options were terminated in July 2012.

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

Director Compensation Table

The following table sets forth information in respect of all amounts of compensation provided to the directors during the Company’s financial year ended December 31, 2013.

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)
Brian E. Bayley(1)	45,000	—	Nil	Nil	Nil	Nil	45,000
W. A. (Alf) Peneycad(1)	45,000	—	Nil	Nil	Nil	Nil	45,000
Robert L. Redfearn(1)	45,000	—	Nil	Nil	Nil	Nil	45,000
William Gumma(2)	45,000	—	Nil	Nil	Nil	Nil	45,000

Notes:

(1)	Appointed as a director of the Company on September 4, 2009, in connection with the completion of the Legacy Acquisition.
(2)	Elected as a director of the Company on June 24, 2011.

Outstanding Share-Based Awards and Option-Based Awards

The following table sets forth information in respect of all share-based awards and option-based awards outstanding at the end of the financial year ended December 31, 2013, to the directors of the Company.

Outstanding Share-Based Awards and Option-Based Awards

at the end of the Financial Year Ended December 31, 2013

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options(5) (#)	Option exercise price (Cdn$)	Option expiration date(4)	Value of unexercised in-the-money options (Cdn $)(1)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
Brian E. Bayley(2)	Nil	Nil	Nil	—	Nil	Nil
W. A. (Alf) Peneycad(2)	Nil	Nil	Nil	—	Nil	Nil
Robert L. Redfearn(2)	Nil	Nil	Nil	—	Nil	Nil
William Gumma(3)	Nil	Nil	Nil	—	Nil	Nil

Notes:

(1)	The closing market price of the Common Shares on December 31, 2013, being the last trading day of the 2013 calendar year, was Cdn $0.07.
(2)	Appointed as a director of the Company on September 4, 2009, in connection with the completion of the Legacy Acquisition.
(3)	Elected as a director of the Company on June 24, 2011.
(4)	All options were terminated in July 2012.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table sets forth information in respect of the value vested or earned during financial year ended December 31, 2013, of option-based awards, share-based awards and non-equity incentive plan compensation for directors of the Company.

Value Vested or Earned of Incentive Plan Awards

during the Financial Year Ended December 31, 2013

Name(3)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
Brian E. Bayley(1)	Nil	Nil	Nil
W. A. (Alf) Peneycad(1)	Nil	Nil	Nil
Robert L. Redfearn(1)	Nil	Nil	Nil
William Gumma(2)	Nil	Nil	Nil

Notes:

(1)	Appointed director of the Company on September 4, 2009, in connection with the completion of the Legacy Acquisition.
(2)	Elected as a director of the Company on June 24, 2011.
(3)	Compensation for Mr. Cottman, CEO and a director of the Company, and Dr. Hagen, formerly a President and a director of the Company, during the Company’s financial year ended December 31, 2013, has been previously provided under “Summary Compensation”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as at December 31, 2013, with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance.

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

Stock Option Plan

As of December 31, 2013, no options issued pursuant to the Stock Option Plan were outstanding. No options were granted during 2013 and all options were terminated in July 2012.

Indebtedness of Directors and Executive Officers

The aggregate indebtedness to the Company of all officers, directors, employees and any former officers, directors and employees of the Company outstanding as at December 31, 2013, was zero.

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

Except as otherwise noted, information in the following table is as of March 24, 2014. The number of shares beneficially owned by each person or entity is calculated pursuant to rules promulgated by the SEC. Under those rules, a person or entity is considered to beneficially own all shares for which the person or entity has sole or shared voting or dispositive power, and all shares that the person or entity has the right to acquire within 60 days after March 24, 2014.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding(2)
5% Stockholders(3)
Indaba Capital Management, LLC	10,942,757	15.67%
One Letterman Drive
Building D, Suite DM700
San Francisco, CA 94129
Credit Suisse (Canada)	6,999,700	10.02%
Citigroup Global Markets Inc.	4,757,000	6.81%

Executive Officers & Directors(5)
Clarence Cottman, III(4)	2,153,400	3.08%
Jonathan S. Wimbish(4)	533,242	*
Brian E. Bayley(4)	155,000	*
W.A. Peneycad(4)	130,000	*
Robert L. Redfearn(4)	173,000	*
William Gumma(4)	67,150	*
All executive officers and directors as a group (6 persons)(4)	3,211,792	4.59%

*	Represents less than 1% of the class.
(1)	The inclusion of any Common Shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person or entity has sole voting or dispositive power with respect to the Common Shares identified as being beneficially owned by that person or entity.
(2)	Percentage ownership calculations are based on 69,834,396 common shares outstanding as of March 24, 2014. Any shares that a person or entity has the right to acquire within 60 days after March 24, 2014, are deemed to be outstanding for the purpose of calculating the percentage of outstanding common shares owned by that person or entity, but not for the purpose of calculating the percentage ownership of any other person or entity.
(3)	The information as to the Common Shares beneficially owned, controlled or directed, not being within the knowledge of the Company, has been obtained by the Company from publicly disclosed information and/or furnished by the shareholder listed above as of March 24, 2014.
(4)	Represents only Common Shares owned.
(5)	The executive officers and directors hold this position as of the date of this Annual report.

Transactions by the Company’s Directors and Executive Officers

There have been no transactions in Common Shares by directors and executive officers of NiMin within the sixty (60) days prior to the date of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, persons who beneficially own more than ten percent of a registered class of our equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (“SEC”), and to furnish the Company with copies of the forms. Our directors, executive officers and greater than ten percent beneficial owners filed timely all such required reports during 2013.

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

Management, with the assistance of advisors, sought potential purchasers of the beneficial interests of the Liquidating Trust, the patents for the CMD process and the right to an existing overriding royalty on non-producing properties (“Remaining Assets’). Ultimately Management and its advisors concluded that they could not find an arm’s length purchaser for the Remaining Assets. Management and the Board considered the requirements of the dissolution of NiMin and management introduced a proposed non-arm’s length purchaser for the Remaining Assets. Pacific Oil and Gas LLC is a private company owned by Clancy Cottman and Bill Gumma, two directors of the Company. The Board discussed the attributes of this potential purchase and sale. The Independent members of the Board confirmed with management that the terms of the purchase and sale and the assets/liabilities to be placed within the Liquidating Trust and the Remaining Assets were the same as had been presented to arm’s length potential purchasers. Management also confirmed that no additional benefits would accrue to the non-arm’s length purchaser that had not been made available to other potential purchasers. The Company sold the Remaining Assets to Pacific Oil and Gas LLC for aggregate proceeds of $1,000.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

External Auditor Service Fees (By Category)

The following table discloses the fees billed to the Company by KPMG LLP, its external auditor during the last two (2) financial years:

Financial Year Ended	Audit Fees(1) ($)	Audited Related Fees(2) ($)	Tax Fees(3) ($)	All Other Fees(4) ($)
2013 2012	170,000 475,500	— —	70,738 155,356	— —

Notes:

(1)	Total Audit Fees for the financial years ended 2013 and 2012, were $170,000 and $475,000, respectively, which included liquidation accounting fees related to the dissolution of the Company.
(2)	The aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not disclosed in the “Audit Fees” column.
(3)	The aggregate fees billed for tax compliance, tax advice and tax planning services.
(4)	The aggregate fees billed for professional services other than those listed in the other three (3) columns.

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

Date: March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CLARENCE COTTMAN III	Chief Executive Officer	March 24, 2014

By:	/s/ JONATHAN WIMBISH	Chief Financial Officer & Principal Accounting Officer	March 24, 2014

By:	/s/ BRIAN BAYLEY	Director	March 24, 2014

By:	/s/ WILLIAM GUMMA	Director	March 24, 2014

By:	/s/ W. ALF PENEYCAD	Director	March 24, 2014

By:	/s/ ROBERT REDFEARN	Director	March 24, 2014

Consolidated Financial Statements of

NIMIN ENERGY CORP.

As at and for the years ended December 31, 2013, 2012 and 2011

Expressed in US dollars

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NiMin Energy Corp.:

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of NiMin Energy Corp. and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2013 and for the period June 30, 2012 through December 31, 2012. We have also audited the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period of January 1, 2012 through June 30, 2012 and the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of December 31, 2013 and 2012, the consolidated changes in net assets in liquidation for the year ended December 31, 2013, and for the period of June 30, 2012 to December 31, 2012, and the results of their operations and cash flows for the period from January 1, 2012 to June 30, 2012, and the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 24, 2014

NiMin Energy Corp.

Consolidated Statements of Net Assets as of December 31, 2013 and December 31, 2012 (Liquidation Basis)

(Expressed in U.S. dollars)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,864,806	$9,657,306
Other accounts receivable	7,515	60,129
Income tax receivable		329,185

Total assets	$6,872,321	$10,046,620

Liabilities
Current liabilities:
Accounts payable	$91,645	$71,654
Accrued professional fees related to liquidation	1,691,940	1,481,470
Other costs related to liquidation	185,549	452,717
Asset retirement obligations	—	203,861

Total liabilities	$1,969,134	$2,209,702

Net assets in liquidation (Note 2)	$4,903,187	$7,836,918

Net assets in liquidation per outstanding share	$0.07	$0.11

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis)

For the six months ended June 30, 2012 and the year ended December 31, 2011

(Expressed in U.S. dollars)

	Six Months Ended June 30, 2012	2011
Crude oil and natural gas revenues	$10,985,590	$24,305,685

Expenses:
Operating costs	4,257,619	11,565,565
General and administrative	6,043,260	7,894,479
Liquidation related expenses	7,537,423	—
Depreciation, depletion, amortization, and accretion	1,697,361	3,507,669
(Gain)/Loss on crude oil derivative contract	(189,507)	753,053

	19,346,156	23,720,766

Income (loss) before other items	(8,360,566)	584,919

Interest income	10,673	44,595
Interest expense	(6,443,178)	(5,406,133)
Foreign exchange gain (loss)	(438)	(26,101)
Change in fair value of options	296,519	707,513
Change in fair value of warrants	235,134	1,062,208
Other	(22,818)	(196,649)
Other reclamation costs	(659,115)	—
Gain on sale of oil & gas properties and equipment	46,280,232	—

	39,697,009	(3,814,567)

Income (loss) before taxes	31,336,443	(3,229,648)
Income tax expense	2,478,263	—

Net income (loss) and comprehensive income (loss)	28,858,180	(3,229,648)

Basic and diluted income/(loss) per share	$0.41	$(0.05)

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Cash Flows (Going Concern Basis)

For six months ended June 30, 2012 and the years ended December 31, 2011

(Expressed in U.S. dollars)

	Six Months Ended June 30, 2012	2011
Cash flows from operating activities:
Net lncome (loss)	$28,858,180	$(3,229,648)
Adjustments to reconcile net lncome (loss) by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	1,697,361	3,507,669
Change in fair value of options	(296,519)	(707,513)
Change in fair value of warrants	(235,134)	(1,062,208)
Gain on sale of oil & gas properties	(46,377,296)	—
Stock-based compensation	2,289,568	2,605,892
Unrealized (gain) loss on crude oil derivative contracts	82,731	(365,109)
Write down of fixed assets	97,064	—
Non-cash interest expense	3,497,867	906,569
(Increase) decrease in assets:
Trade accounts receivable	1,061,589	(1,307,337)
Prepaid expenses	311,922	(49,712)
Crude oil inventory	149,553	91,822
Other assets		1,797
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,850,251	(1,105,344)
Asset retirement obligation	659,114	—

Net cash provided by (used in) operating activities	(353,750)	(713,122)

Cash flows from investing activities:
Purchase of and expenditures on crude oil and natural gas properties	(1,579,255)	(18,044,984)
Divestiture of crude and natural gas properties	—	1,000,000
Sale of oil & gas properties	119,245,819	—
Purchase of equipment	—	(68,564)

Increase in restricted investments	(3,143,741)	19,208

Net cash provided by (used in) investing activities	114,522,823	(17,094,340)
Cash flows from financing activities:
Repayment of long-term debt	(36,000,000)	—
Repurchase of options	(29,108)	—
Exercise of warrants and options	—	8,521,761
Proceeds from issuance of common shares (net of costs)	—	3,606,725

Net cash provided by (used in) financing activities	(36,029,108)	12,128,486

Change in cash and cash equivalents during the period	78,139,965	(5,678,976)
Cash and cash equivalents at beginning of the period	3,811,028	9,490,005

Cash and cash equivalents at end of the period	$81,950,993	$3,811,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,945,444	$4,500,000

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statements of Stockholders’ Equity (Going Concern Basis)

For th six months ended June 30, 2012 and the year ended December 31, 2011

(Expressed in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	61,690,977	93,107,905	$9,861,010	$(70,891,787)	$32,077,128

Exercise of options	29,999	59,411	(21,022)		38,389
Exercise of warrants	5,354,800	8,483,372	—		8,483,372
Reclassified from warrant liability		4,258,164	—		4,258,164
Reclassified to options liability			(1,025,463)	169,804	(855,659)
Issuance of common stock	2,758,620	3,166,057	844,488		4,010,545
Stock issuance cost		(316,449)	(87,371)		(403,820)
Stock-based compensation expense			2,605,892		2,605,892
Net loss			—	(3,229,648)	(3,229,648)

Balance at December 31, 2011	69,834,396	$108,758,460	$12,177,534	$(73,951,631)	$46,984,363

Options repurchased		(29,108)			(29,108)
Reclassified to options liability			(188,467)		(188,467)
Stock-based compensation expense			2,289,568		2,289,568
Net Income				28,858,180	28,858,180

Balance at June 30, 2012	69,834,396	$108,729,352	$14,278,635	$(45,093,451)	$77,914,536

See accompanying notes to consolidated financial statements.

NiMin Energy Corp.

Consolidated Statement of Changes in Nets Assets in Liquidation as of December 31, 2013 (Liquidation Basis)

(Expressed in U.S. dollars)

Net Assets in Liquidation as of June 30, 2012	$77,914,536

Increase (decrease) to net assets:
Cash distribution to shareholders from July 1, 2012 to December 31, 2012	(70,532,740)
Investment income from July 1, 2012 to December 31, 2012	56,213
Tax Adjustment from July 1, 2012 to December 31, 2012	1,019,447
Adjustments to assets from July 1, 2012 to December 31, 2012	(55,927)
Adjustments to liquidation accruals from July 1, 2012 to December 31, 2012	(528,868)
Costs incurred from July 1, 2012 to December 31, 2012	(85,255)
Foreign exchange adjustment from July 1, 2012 to December 31, 2012	49,512

Net decrease to net assets:	(70,077,618)

Net Assets in Liquidation as of December 31, 2012	$7,836,918

Increase (decrease) to net assets:
Adjustments to assets from January 1, 2013 to December 31, 2013	(28,689)
Adjustments to liquidation accruals from January 1, 2013 to December 31, 2013	(2,847,920)
Foreign exchange adjustment from January 1, 2013 to December 31, 2013	(57,122)

Net decrease to net assets:	(2,933,731)

Net Assets in Liquidation as of December 31, 2013	$4,903,187

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

Upon settlement of all liabilities of the Company, the Company intends to distribute the remaining net proceeds of the liquidation and dissolution of the Company to Shareholders in one final distribution occurring in mid-year 2014.

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

As a result of the Shareholders’ approval of the Winding Up of the Company, the liquidation basis of accounting was adopted effective June 30, 2012. This basis of accounting is considered appropriate when, among other things, liquidation of a company is imminent and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. Further, all expected costs of liquidation are accrued as of December 31, 2013. Financial information presented as of and subsequent to June 30, 2012, includes a Consolidated Statement of Net Assets and a Consolidated Statement of Changes in Net Assets in Liquidation, as required under the liquidation basis of accounting. Financial information included for periods ending prior to June 30, 2012, is presented under the going concern basis of accounting.

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

A statement of operations is not presented for the year ended December 31, 2013, due to the liquidation basis of accounting. Instead, a statement of changes in net assets has been reported.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Accrued Cost of Liquidation

Under the liquidation basis of accounting, the Company has accrued for the estimated costs to be incurred in liquidation, as follows:

Accrued Liquidation Costs	Balances as of June 30, 2012	Adjustments to accrual	Payments	Balances as of December 31, 2012
Lease obligation	$62,943	$—	$(62,943)	$—
Professional fees	3,964,723	908,005	(3,391,258)	1,481,470
Payroll related costs	3,009,757	34,222	(3,043,979)	—
Other	500,000	136,564	(183,847)	452,717

Total	$7,537,423	$1,078,791	$(6,682,027)	$1,934,187

Accrued Liquidation Costs	Balances as of December 31, 2012	Adjustments to accrual	Payments	Balances as of December 31, 2013
Professional fees	$1,481,470	$2,181,580	$(1,971,110)	$1,691,940
Other	452,717	326,997	(594,165)	185,549

Total	$1,934,187	$2,508,577	$(2,565,275)	$1,877,489

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

The Winding Up continues to be assessed and the exact amount and timing of further distribution(s) to Shareholders can only be determined upon completion of the orderly disposition of assets and orderly discharge of all liabilities. Once management of the Company has completed those required steps, current estimates will be revised to reflect actual numbers. The numbers reflected in the statement of net assets and the estimated $0.07 net assets in liquidation per outstanding share include management estimates made as of December 31, 2013, and do not necessarily reflect the final dollars that may be available to the Company for distribution to Shareholders. Any distribution amounts can only be calculated upon completion of all the dispositions, discharges and determinations of reserves.

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

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

Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date. The Company does not have any unrecognized tax benefits. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any tax-related interest expense recognized during 2013, 2012 or 2011.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

j.	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents and therefore classifies them with cash.

k.	Commodity Derivative Instruments

Derivative instruments were recognized as either assets or liabilities in the balance sheet at fair value. The a ccounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value were recorded in the balance sheet as a component of accumulated other comprehensive income (loss). Changes in the fair value of derivative instruments not designated as hedges were recorded as a gain or loss on derivative contracts in the consolidated statements of operations. The Company did not designate its derivative financial instruments as hedging instruments and, as a result, recognized the change in a derivative’s fair value currently in earnings.

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

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

4	Asset Retirement Obligations

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The following table provides a reconciliation of the beginning and ending aggregate carrying amount of the obligation associated with the retirement of property and equipment:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Balance, beginning of year	$203,861	$1,180,661	$1,309,789
Liabilites incurred	—	—	313,684
Change in estimate	339,341	163,850	(422,813	)(i)
Reduction to liabilities	(543,202)	(1,180,336)	(105,737)
Accretion expense	—	39,686	85,738

Balance, end of year	$—	$203,861	$1,180,661

(i)	The Company adjusted the remaining life of its California oil and gas properties in calculating its asset retirement obligation from approximately 9 years to 25 years to better reflect estimated useful lives of the properties.

There is no remaining balance sheet liability at December 31, 2013, related to the completion of well site restoration in Louisiana. The Company received confirmation that the former well site has been released for unrestricted use from the state of Louisiana on August 30, 2013.

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

6	Share Capital

a.	Authorized and Outstanding

Common Shares

NiMin was authorized to issue an unlimited number of Common Shares. As of December 31, 2013, and December 31, 2012, 69,834,396 Common Shares were issued and outstanding.

Preferred Shares

NiMin was also authorized to issue an unlimited number of Preferred Shares issuable in series. As of December 31, 2013, and December 31, 2012, no Preferred Shares have been issued.

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The following table sets forth a reconciliation of the stock option activity for the period ended December 31, 2013, and December 31, 2012:

	Number of shares	Weighted Average Exercise Price (CDN$)
Stock options outstanding at December 31, 2010	7,355,000	1.25

Options exercised (i)	(29,999)	1.25
Options forfeited	(105,000)	1.64
Options issued	2,000,000	1.44

Stock options outstanding at December 31, 2011 (i)	9,220,001	1.24

Options exercised
Options forfeited	(60,000)	1.61
Options repurchased	(600,000)	1.00
Options cancelled	(8,560,001)	1.29

Stock options outstanding at December 31, 2012 (i)	—	—

Options exercised
Options forfeited	—	—
Options repurchased	—	—
Options cancelled	—	—

Stock options outstanding at December 31, 2013	—	—

(i)	The 2.70 million stock options relating to former employees were modified upon transition to a consulting role in 2011 and first quarter of 2012 to allow for continued vesting. The resulting $310,309 and $104,483 was recognized as incremental stock-based compensation expense during the year ended December 31, 2011, and the six months ended June 30, 2012, respectively. As the related options are denominated in Canadian dollars, which is not the functional currency of the Company (which is the U.S. dollar), the vested options were classified as a liability on the balance sheet and recorded at their fair value at the end of each period and the change in fair value is recognized in earnings.

Total compensation expense was amortized over the vesting period of the options. Compensation expense of $2.29 million has been recognized during the six months ended June 30, 2012.

At December 31, 2013, there were no outstanding stock options to purchase Common Shares.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

All options granted had an estimated fair value determined using the Black-Scholes Model using the following weighted average assumptions (no options granted during 2013):

Grant Date	Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Option
2013	—	—	—	—	—
2012	—	—	—	—	—
2011	3 years	1.38%	87.26%	—	$0.66

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

Total compensation expense was amortized over the vesting period of the options. For the six months ended June 30, 2012, we recorded compensation expense in the amount of $2.29 million. Compensation expense of $2.61 million has been recognized during the year ended December 31, 2011, based on the estimated fair value of the options on the grant date in accordance with the fair value method of accounting for stock-based compensation.

As of December 31, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plan.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

	Number of Unvested Options	Weighted- Average Grant- Date Fair Value per Option (CDN$)
Balance December 31, 2010	4,933,333	1.25

Vested	(2,744,990)	1.22
Granted	2,000,000	0.66
Forfeited	(105,000)	0.95

Balance December 31, 2011	4,083,343	0.99

Vested	(4,023,343)	0.99
Granted	—	—
Forfeited	(60,000)	0.99

Balance December 31, 2012	—

Vested	—	—
Granted	—	—
Forfeited	—	—

Balance December 31, 2013	—

When stock options were exercised, the Company issues Common Shares from the pool of authorized shares.

d.	Warrants

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

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

The following table sets forth a reconciliation of the warrant activity for the periods ended December 31, 2013, and December 31, 2012:

	Number of Warrants	Equity Component Amount	Weighted Average Exercise Price (CDN$)
Warrants outstanding at December 31, 2010	12,349,341	—	1.58

Warrants exercised	(5,354,800)	—	1.55
Warrants expired	(6,087,951)	—	1.55
Warrants issued (i)	1,379,310	844,488	1.65

Warrants outstanding at December 31, 2011	2,285,900	844,488	1.79

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	(2,188,970)	(844,488)	1.79

Warrants outstanding at December 31, 2012	96,930	—	1.72

Warrants exercised	—	—	—
Warrants expired	—	—	—
Warrants cancelled	—	—	—

Warrants outstanding at December 31, 2013	96,930	—	1.72

(i)	The weighted average exercise price of the warrants is $1.60 and is herein expressed in Canadian dollar equivalent using the closing foreign exchange rate at December 31, 2011.

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

The following table summarizes NiMin’s warrants exercisable at December 31, 2013:

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

	Weighted Average Expected Life	Weighted Average Risk Free Interest Rate	Weighted Average Volatility	Dividend Yield	Fair Value per Warrant
2013	—	—	—	—	—
2012	—	—	—	—	—
2011	3.70	0.55%	87.31%	—	$0.52

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

	Six months ended June 30,	Year ended December31,
	2012	2011
Net income (loss)	$28,858,180	$(3,229,648)
Basic and diluted shares outstanding (i)	69,834,396	67,009,441
Income (loss) per basic and diluted share	$0.41	$(0.05)

(i)	For the six months ended June 30, 2012, 10.8 million stock options and warrants were excluded from the diluted loss per share calculation. For the year ended December 31, 2011, 7,422,558 stock options and warrants were excluded from the diluted loss per share calculation. Potential Common Shares from the exercise of stock options and warrants were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the options and warrants being out of the money for the six months ended June 30, 2012, and the Company’s net loss for the year 2011.

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

7	Income Taxes

The components of the net deferred income tax asset (liability) were as follows:

December 31, 2011
Temporary differences related to:
Crude oil and natural gas property and equipment	$(16,181,217)
Asset retirement obligations	130,803
Stock based compensation	4,137,663
Share issue costs and other	431,629
Research and development credts	635,130
Non-capital losses	38,200,692
Valuation allowance	(27,354,700)

Deferred income tax asset	$—

At December 31, 2013, and December 31, 2012, the deferred income tax asset is $0 due to the liquidation basis of accounting.

The provision for income taxes reflects an effective tax rate that differs from the results that would be obtained by applying the applicable statutory income tax rate in Canada, the Company’s country of domicile, which was explained as follows:

	Six months ended June 30, 2012	December 31, 2011
Combined Federal and Provincial/State corporate tax rate	28.00%	28.00%
Gain/(Loss) before income taxes	$31,336,443	$(3,229,648)
Expected tax	8,774,204	(904,301)
Add (deduct) income tax effect of:
Adjustments to prior year tax calculations	—	2,227,598
Change in tax jurisdiction	—	(221,656)
Difference in US & Canadian tax rates & Other	2,703,076	(316,281)
Permanent Differences	(190,934)	932,728
Change in fair value of warrants	—	(660,682)
Change in research and development credits	—	—
Change in valuation allowance	(8,808,083)	(1,057,406)

Current income tax expense	$2,478,263	$—

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

During the third quarter of 2012, there were tax benefits which help reduce the tax liability.

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

On May 6, 2013, the Company received a refund for U.S. income taxes of $327,174 resulting from an overpayment of income taxes in 2012. The Company generated additional net operating losses during the year ended December 31, 2013, but deferred tax assets have been recorded at their net realizable value of $0 under the liquidation basis of accounting.

8	Financial Instruments

a.	Fair Value

The Company’s financial instruments consist of cash and cash equivalents, trade accounts receivable, restricted investments, warrants, short-term debt, and accounts payable and accrued liabilities. For all periods presented, the fair value of the commodity derivative was obtained from the counterparty and therefore was considered level 2. Due to the pending liquidation, the Company valued the warrants based on the expected cash distribution to Shareholders as this represents management’s best estimate on the valuation of the underlying equity instruments as of December 31, 2013. As the warrants have an exercise price greater than the expected cash distribution to Shareholders, the value of the warrants were determined to approximate zero.

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

During the second quarter of 2012, the Company terminated and settled all derivative contracts as of May 17, 2012, and at December 31, 2013, carried no liability.

9	Related Party Transactions

The Company used the services of Simon, Peragine, Smith and Redfearn LLP to assist in general legal matters related to contracts and lease agreements of its properties. For the period ended December 31, 2013, and December 31, 2012, the Company recorded legal expenses of $85,772 and $138,836, respectively. Mr. Redfearn is currently a member of the Company’s Board of Directors, and is a partner of the law firm

Further to its mandate of disposing of all non-cash assets, the Company sold its ownership in the beneficial interests of the Liquidating Trust, all CMD patents and rights to existing overriding royalties on non producing properties to Pacific Oil and Gas LLC for aggregate consideration of $1,000. Pacific Oil and Gas LLC is a private company, owned by Clancy Cottman and Bill Gumma, both board members of the Company.

10	Quarterly Financial Information (Unaudited)

The Company’s quarterly financial information for fiscal 2013 and 2012 is as follows:

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Beginning Net Assets in Liquidation	$7,836,918	$6,684,428	$6,132,020	$5,765,523
Increase (decrease) to nets assets:
Adjustments to assets	(28,689)	—	—	—
Adjustments to Liquidation accruals	(1,113,261)	(531,743)	(377,790)	(825,125)
Foreign exchange	(10,540)	(20,665)	11,293	(37,211)

Net increase (decrease) to net assets:	(1,152,490)	(552,408)	(366,497)	(862,336)

Ending Net Assets in Liquidation	$6,684,428	$6,132,020	$5,765,523	$4,903,187

NiMin Energy Corp.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Year Ended December 31, 2012	Third Quarter	Fourth Quarter
Beginning Net Assets in Liquidation	$77,914,536	$78,743,570

Increase (decrease) to nets assets:
Cash distribution	—	(70,532,740)
Investment income	51,292	4,921
Tax adjustment	1,019,447	—
Adjustments to assets	(21,729)	(34,198)
Adjustments to Liquidation accruals	(134,721)	(394,147)
Costs incurred	(85,255)	—
Foreign exchange	—	49,512

Net increase (decrease) to net assets:	829,034	(70,906,652)

Ending Net Assets in Liquidation	$78,743,570	$7,836,918

Year Ended December 31, 2012	First Quarter	Second Quarter
Operating revenue	$6,148,627	$4,836,963
Operating income (loss)	327,441	(8,688,007)
Other income (expense)	(1,867,893)	41,564,902
Net income (loss)	(1,540,452)	30,398,632
Basic net income (loss) per share	(0.02)	0.44
Diluted net income (loss) per share	$(0.02)	$0.44